Form 10-Q
period 1996-03-31
SCOTSMAN GROUP INC
filed 1996-05-14
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                        Commission File Number: 033-68444

                            THE SCOTSMAN GROUP, INC.
             (Exact name of Registrant as specified in its Charter)


         Maryland                                                52-0665775
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

8211 Town Center Drive                                            21236
  Baltimore, Maryland                                           (Zip Code)
(Address of principal executive offices)

                                 (410) 931-6000
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year -
                          if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of March 31, 1996, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            THE SCOTSMAN GROUP, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                         Page

         Item 1.  Financial Statements


         Consolidated Balance Sheets at March 31, 1996                      1
         and December 31, 1995

         Consolidated Statements of Operations for the three                2
         months ended March 31, 1996 and 1995

         Consolidated Statements of Cash Flows for the three                3
         months ended March 31, 1996 and 1995

         Notes to Consolidated Financial Statements                         5


         Item 2.  Management's Discussion and Analysis of                   6
                           Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                         9

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                                                      March 31,
                                                        1996        December 31,
         Assets                                     (Unaudited)         1995
         ------                                     -----------         ----
                                                      (dollars in thousands)

Cash and temporary investments                      $     365             679
Trade accounts receivable, less allowance for
   doubtful accounts                                   18,318          17,372
Prepaid expenses and other current assets               7,053           7,048

Rental equipment, at cost                             369,619         364,369
   Less accumulated depreciation                       46,884          40,162
                                                     --------        --------

      Net rental equipment                            322,735         324,207
                                                      -------         -------

Property, plant and equipment, net                     22,015          21,088
Deferred financing costs, net                           7,224           7,830
Other assets                                            5,326           5,455
                                                    ---------         --------
                                                    $ 383,036         383,679
                                                      =======         =======
    Liabilities and Stockholder's Equity
    ------------------------------------

Accounts payable                                  $     5,988           6,667
Accrued expenses                                       12,115           8,114
Rents billed in advance                                 9,466           9,809
Long-term debt                                        238,338         242,695
Deferred compensation                                   2,175           1,900
Deferred income taxes                                  52,379          51,986
                                                     --------        --------

      Total liabilities                               320,461         321,171
                                                      -------         -------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized
      10,000,000 shares; issued and outstanding
      3,320,000 shares                                     33              33
   Additional paid-in capital                          56,844          56,844
   Retained earnings                                    5,698           5,631
                                                     --------          ------

      Total stockholder's equity                       62,575          62,508
                                                     --------          ------
                                                    $ 383,036         383,679
                                                      =======         =======

See accompanying notes to consolidated financial statements.

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   Three months ended March 31, 1996 and 1995
                                   (Unaudited)

                                                       1996             1995
                                                       ----             ----
                               (in thousands except share and per share amounts)
Revenues:
    Leasing                                      $    26,515           21,713
    Sales of new units                                 6,009            4,370
    Delivery and installation                          6,503            6,401
    Other                                              3,617            2,303
                                                       -----            -----

                    Total revenues                    42,644           34,787
                                                      ------           ------
                                                      ------           ------

Costs of sales and services:
    Leasing:
       Depreciation and amortization                   7,071            5,217
       Other direct leasing costs                      5,998            4,502
    New units                                          5,040            3,704
    Delivery and installation                          5,121            5,224
    Other                                                647              411
                                                      ------           ------

                    Total costs                       23,877           19,058
                                                      ------           ------

                    Gross profit                      18,767           15,729
                                                      ------           ------

Selling, general and administrative expenses          10,864            8,944
Other depreciation and amortization                      555              422
Interest, including amortization of deferred
   financing costs                                     6,263            5,260

                    Total operating expenses          17,682           14,626
                                                      ------           ------

                    Earnings before income taxes       1,085            1,103
Income tax expense                                       418              426
                                                      ------          -------


                    Net earnings                     $   667              677
                                                     =======          =======


Earnings per common share                            $  0.20             0.20
                                                    ========         ========

Weighted average shares outstanding                3,320,000        3,320,000
                                                   =========        =========

See accompanying notes to consolidated financial statements.

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1996 and 1995
                                   (Unaudited)

                                                               1996        1995
                                                               ----        ----
                                                          (dollars in thousands)

Cash flows from operating activities:
    Net earnings                                          $     667         677
    Adjustments to reconcile net earnings
    to net cash provided by operating activities:
        Depreciation and amortization                         8,232       5,990
        Provision for bad debts                                 424         361
        Deferred income tax expense                             393         401
        Provision for deferred compensation                     275         275
        Gain on sale of rental equipment                       (521)       (407)
        (Increase) decrease in net trade accounts
             receivable                                      (1,370)      1,031
        Increase in accrued expenses                          4,001       3,733
        Other                                                  (916)       (336)
                                                              -----       -----

           Net cash provided by operating activities         11,185      11,725
                                                             ------      ------

Cash flows from investing activities:
    Redemption of certificates of deposit                       250       1,005
    Rental equipment additions                               (7,674)    (15,840)
    Proceeds from sales of rental equipment                   2,596       1,783
    Purchases of property, plant and equipment, net          (1,464)     (1,077)
                                                              -----       -----

           Net cash used in investing activities       $     (6,292)    (14,129)
                                                              -----      ------


                                                                     (continued)

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                       1996             1995
                                                       ----             ----

Cash flows from financing activities:
    Proceeds from long-term debt                     38,903           41,277
    Repayment of long-term debt                     (43,260)         (38,850)
    Increase in deferred financing costs                ---              (75)
    Payment of dividends                               (600)             ---
                                                    -------          -------

        Net cash (used in) provided by
        financing activities                         (4,957)           2,352
                                                    -------           ------

        Net decrease in cash                            (64)             (52)
Cash at beginning of period                             416              697
                                                   --------          -------

Cash at end of period                             $     352              645
                                                   ========          =======

Supplemental cash flow information:
    Cash paid for income taxes                    $      61               22

    Cash paid for interest                        $   1,789            1,028
                                                     ======           ======



See accompanying notes to consolidated financial statements.

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) FINANCIAL STATEMENTS

    The financial information for the three months ended March 31, 1996 and 1995 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31,1996 and its operating results and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(2) EARNINGS PER SHARE

    Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

   Three Months Ended March 31, 1996 Compared with Three Months Ended March 31, 1995. Revenues in the quarter ended March 31, 1996 were $42.6 million, a $7.9 million or 22.6% increase from revenues of $34.8 million in the same period of 1995. This increase resulted primarily from a $4.8 million or 22.1% increase in leasing revenue, a $1.6 million or 37.5% increase in new sales revenue and a $1.3 million or 57.1% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 11.7% to approximately 37,000 units for the first quarter of 1996, an increase in fleet utilization of approximately 2 percentage points to 82% and an increase of approximately $10 in the average monthly rental rate. The increase in new sales revenue is due primarily to the overall branch expansion experienced by the Company during 1995, growing from 38 locations at March 31, 1995 to approximately 51 at March 31, 1996. Other revenue increased as a result of increases in the rental of steps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

   Gross profit for the quarter was $18.8 million, a $3.0 million or 19.3% increase from the first quarter of 1995. This increase is primarily due to an increase in leasing gross profit of $1.5 million or 12.1% and an increase in gross profit from other revenue of $1.1 million. These increases reflect the increases in leasing revenue and other revenue described above.

   Selling, general and administrative expenses increased by $1.9 million or 21.5% from the first quarter of 1995. Of this increase, $1.4 million represents field related expenses incurred in conjunction with the branch expansion that the Company has experienced as described above. This increase is comprised primarily of a $0.9 million increase in personnel-related expenses and a $0.2 million increase in occupancy expenses.

   Interest expense increased by $1.0 million or 19.1% in the first quarter of 1996. This increase is due primarily to the increase in the average balance outstanding under the revolving line of credit during the quarter compared to the comparable period of 1995.

Liquidity and Capital Resources

   During the three months ended March 31, 1996 and 1995, the Company's principal source of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $11.2 million and $11.7 million for the three months ended March 31, 1996 and 1995, respectively, was largely generated by the Company's leasing operations, which includes the rental and sale of units from its lease fleet. The increase in accrued expenses at March 31, 1996 is primarily due to a $3.9 million increase in accrued interest.

     The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before depreciation, amortization, provision for deferred compensation, interest and income taxes. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $3.0 million or 24.6% to $15.2 million in the first three months of 1996 compared to $12.3 million in the same period of 1995. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet, offset by increased SG&A expenses to support the increased activities during the three months ended March 31, 1996.

   Cash flow used in investing activities of $6.3 million and $14.1 million in the three months ended March 31, 1996 and 1995, respectively, was primarily for net additions to the Company's lease fleet, including the acquisition of existing lease fleets in 1995. Cash used in financing activities of $5.0 million in the three months ended March 31, 1996 was primarily for the repayment of borrowings under the line of credit, while cash provided by financing activities of $2.4 million in the three months ended March 31, 1995 resulted primarily from the funding of the fleet expansion discussed above.

   The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


   (a)   Exhibits.

         None

   (b)   Reports on Form 8-K.

         None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE SCOTSMAN GROUP, INC.



                                          By:  /s/ Gerard E. Holthaus
                                               ----------------------
                                               Gerard E. Holthaus
                                               President

Dated: May 13, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                             Capacity                      Date

/s/ Gerard E. Holthaus         President, Chief Operating        May 13, 1996
- - ----------------------         Officer and Director
Gerard E. Holthaus


/s/ Katherine K. Giannelli     Vice President and Controller     May 13, 1996
- - --------------------------
Katherine K. Giannelli