Form 10-Q
period 1996-06-30
SCOTSMAN GROUP INC
filed 1996-08-09
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                   THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of June 30, 1996, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            THE SCOTSMAN GROUP, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                 Page

         Item 1.  Financial Statements


         Consolidated Balance Sheets at June 30, 1996              1
         and December 31, 1995

         Consolidated Statements of Operations for the three       2
         months and six months ended June 30, 1996 and 1995

         Consolidated Statements of Cash Flows for the six         3
         months ended June 30, 1996 and 1995

         Notes to Consolidated Financial Statements                5


         Item 2.  Management's Discussion and Analysis of          6
                  Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                 9

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                   June 30,
                                                    1996         December 31,
         Assets                                  (Unaudited)        1995
         ------                                  -----------        ----
                                                    (dollars in thousands)

Cash and temporary investments                    $    356              679
Trade accounts receivable, less allowance for
   doubtful accounts                                21,130           17,372
Prepaid expenses and other current assets            7,949            7,048

Rental equipment, at cost                          389,533          364,369
   Less accumulated depreciation                    54,179           40,162
                                                   -------          -------

      Net rental equipment                         335,354          324,207
                                                   -------          -------

Property, plant and equipment, net                  23,003           21,088
Deferred financing costs, net                        6,651            7,830
Other assets                                         5,409            5,455
                                                   -------          -------
                                                 $ 399,852          383,679
                                                   =======          =======
    Liabilities and Stockholder's Equity

Accounts payable                                 $  10,547            6,667
Accrued expenses                                     9,453            8,114
Rents billed in advance                              9,644            9,809
Long-term debt                                     251,197          242,695
Deferred compensation                                2,450            1,900
Deferred income taxes                               53,551           51,986
                                                   -------          -------

      Total liabilities                            336,842          321,171
                                                   -------          -------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized
      10,000,000 shares; issued and outstanding
      3,320,000 shares                                  33               33
   Additional paid-in capital                       56,844           56,844
   Retained earnings                                 6,133            5,631
                                                   -------          -------

      Total stockholder's equity                    63,010           62,508
                                                   -------          -------

                                                  $399,852          383,679
                                                   =======          =======


See accompanying notes to consolidated financial statements.

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                         Three months ended     Six months ended
                                               June 30,             June 30,
                                         ------------------     ----------------
                                         1996          1995     1996        1995
                                         ----          ----     ----        ----
                               (in thousands except share and per share amounts)
Revenues:

   Leasing                             $ 28,025     23,470     54,540     45,183
   Sales of new units                     4,934      6,093     10,943     10,463
   Delivery and installation              7,450      6,619     13,953     13,020
   Other                                  4,467      2,551      8,084      4,854
                                        -------     ------    -------     ------
         Total revenues                  44,876     38,733     87,520     73,520
                                        -------     ------    -------     ------

Costs of sales and services:
   Leasing:
      Depreciation and amortization       7,929      5,467     15,000     10,684
      Other                               6,317      5,688     12,315     10,190
   New units                              4,016      4,839      9,056      8,543
   Delivery and installation              5,320      5,308     10,441     10,532
   Other                                    924        801      1,571      1,212
                                         ------     ------     ------     ------

         Total costs                     24,506     22,103     48,383     41,161
                                         ------     ------     ------     ------

         Gross profit                    20,370     16,630     39,137     32,359
                                         ------     ------     ------     ------

Selling, general and administrative      10,495      8,788     21,359     17,732
   expenses
Other depreciation and amortization         538        352      1,093        774
Interest, including amortization of
  deferred financing costs                6,235      5,346     12,498     10,606
                                         ------      -----     ------     ------

           Total operating expenses      17,268     14,486     34,950     29,112
                                         ------     ------     ------     ------

           Earnings before income taxes   3,102      2,144      4,187      3,247
Income tax expense                        1,197        827      1,615      1,253
                                         ------     ------     ------     ------

            Net earnings             $    1,905      1,317      2,572      1,994
                                      =========     ======     ======     ======

Earnings per common share            $     0.57       0.40       0.77        .60
                                      =========     ======     ======     ======

Weighted average shares outstanding   3,320,000  3,320,000  3,320,000  3,320,000
                                      =========  =========  =========  =========


See accompanying notes to consolidated financial statements.

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1996 and 1995
                                   (Unaudited)


                                                         1996            1995
                                                         ----            ----
                                                        (dollars in thousands)

Cash flows from operating activities:

    Net earnings                                       $  2,572          1,994
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation and amortization                  17,307         12,138
          Provision for bad debts                           858            738
          Deferred income tax expense                     1,565          1,203
          Provision for deferred compensation               550            550
          Gain on sale of rental equipment               (1,176)          (907)
          Increase in net trade accounts receivable      (4,616)          (974)
          Increase in accrued expenses                    1,339            600
          Other                                           2,824           (544)
                                                         ------         ------

             Net cash provided by operating activities   21,223         14,798
                                                         ------         ------

Cash flows from investing activities:
    Redemption of certificates of deposit                   250          1,255
    Rental equipment additions                          (30,377)       (29,287)
    Proceeds from sales of rental equipment               5,406          4,320
    Purchases of property, plant and equipment, net      (2,972)        (1,891)
                                                         ------         ------

              Net cash used in investing activities    $(27,693)       (25,603)
                                                         ------         ------

                                                                    (continued)

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                    1996           1995
                                                    ----           ----


Cash flows from financing activities:

    Proceeds from long-term debt                    88,622        88,565
    Repayment of long-term debt                    (80,120)      (77,890)
    Increase in deferred financing costs               (35)          (75)
    Payment of dividends                            (2,070)          ---
                                                    ------        ------

       Net cash provided by financing activities     6,397        10,600
                                                    ------        ------

       Net decrease in cash                            (73)         (205)
Cash at beginning of period                            416           697
                                                    ------        ------


Cash at end of period                             $    343           492
                                                    ======        ======

Supplemental cash flow information:
    Cash paid (received) for income taxes         $     81           (52)
                                                    ======        ======

    Cash paid for interest                        $ 11,299        10,014
                                                    ======        ======



See accompanying notes to consolidated financial statements.

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) FINANCIAL STATEMENTS

    The financial information for the six months ended June 30, 1996 and 1995 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30,1996 and its operating results and cash flows for the three and six month periods ended June 30, 1996 and 1995. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995.
Revenues in the quarter ended June 30, 1996 were $44.9 million, a $6.1 million or 15.9% increase from revenues of $38.7 million in the same period of 1995. The increase resulted primarily from a $4.6 million or 19.4% increase in leasing revenue and a $1.9 million or 75.1% increase in other revenue. The increase in leasing revenue is attributable to a 10.3% increase in the average number of units in the fleet to approximately 38,000 units for the second quarter of 1996 from approximately 34,000 for the same period of 1995, an increase in fleet utilization of approximately four percentage points to 84% and an increase of approximately $10 in the average monthly rental rate. Other revenue increased as a result of increases in the rental of steps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

   Gross profit in the second quarter of 1996 was $20.4 million, a $3.7 million or 22.5% increase from the second quarter of 1995. This increase is primarily due to an increase in leasing gross profit of $1.5 million or 11.9% and an increase in gross profit from other revenue of $1.8 million. The increase in leasing gross profit reflects the increase in leasing revenue described above offset by a decrease in leasing margins from 52% in 1995 to 49% in 1996 as a result of increases in depreciation and amortization expense. Excluding depreciation and amortization, leasing margins increased from 75.8% in 1995 to 77.5% in 1996. The increase in gross profit from other revenue is due to the increase in other revenue described above.

   Selling, general and administrative expenses increased by $1.7 million or 19.4% from the second quarter of 1995. This increase is primarily due to a $1.1 million increase in field related expenses which is primarily the result of a $0.9 million increase in personnel related expenses. These expenses were incurred in conjunction with the branch expansion that the Company has experienced as well as increases in selling expenses that resulted from the underlying growth in leasing described above.

   Interest expense increased by $0.9 million or 16.6% in the second quarter of 1996 from the same period of 1995. This increase is due primarily to the increase in the average balance outstanding under the revolving line of credit during the quarter compared to the comparable period of 1995. This increase is the result of financing the fleet and branch expansion by the Company as described above.

   Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995. Revenues in the six months ended June 30, 1996 were $87.5 million, a $14.0 million or 19.0% increase from revenues of $73.5 million in the six months ended June 30, 1995. The increase resulted primarily from a $9.4 million or 20.7% increase in leasing revenue and a $3.2 million or 66.5% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the lease fleet of 11.1% to approximately 38,000 units for the first six months of 1996 from approximately 34,000 units for the same period in 1995, an increase in utilization of approximately three percentage points to 83% combined with an increase of approximately $9 in the average monthly rental rate for the comparable periods. Other revenue increased as a result of increases in the rental of steps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

   Gross profit in the six months ended June 30, 1996 was $39.1 million, a $6.8 million or 20.9% increase from the same period in 1995. This increase is primarily due to an increase in leasing gross profit of $2.9 million or 12.0% and an increase in gross profit from other revenue of $2.9 million. The increase in leasing gross profit is due to the increase in leasing revenue described above while leasing margins decreased to 49.9% from 53.8%. This decrease is due to the increases in depreciation and amortization expense in six months ended June 30, 1996. Excluding depreciation and amortization, leasing margins remained constant at 77.4% for the comparable periods. Gross profit from other revenue increased primarily as a result of the increases in other revenue described above.

   Selling, general and administrative expenses increased by $3.6 million or 20.5% from the six months ended June 30, 1995. This increase is comprised of a $2.5 million increase in field related expenses and a $1.1 million increase in other SG&A expenses. The increase in field related expenses is due to branch expansion experienced by the Company through the second quarter of 1996 and is comprised primarily of a $1.8 million increase in personnel related expenses and a $0.4 million increase in occupancy expenses.

   Interest expense increased by $1.9 million or 17.8% in the six months ended June 30, 1996 from the same period in 1995 primarily as a result of an increase in the average balance outstanding under the revolving line of credit during the first half of 1996. This increase is due to financing the fleet and branch expansion discussed above.

Liquidity and Capital Resources

   During the six months ended June 30, 1996 and 1995, the Company's principal source of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $21.2 million and $14.8 million for the six months ended June 30, 1996 and 1995, respectively, was largely generated by the Company's leasing operation, which includes the rental and sale of units from its lease fleet.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before depreciation, amortization, provision for deferred compensation, interest and taxes. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $7.5 million or 28.9% to $33.3 million for the first half of 1996 compared to $25.9 million for the same period of 1995. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet as well as the increase in the monthly rental rate, offset by the increased SG&A expenses to support the increased activities during the six months ended June 30, 1996.

   Cash flow used in investing activities of $27.7 million and $25.6 million in the six months ended June 30, 1996 and 1995, respectively, was primarily for net additions to the Company's lease fleet.

Cash provided by financing activities of $6.4 million and $10.6 million for the six month periods ended June 30, 1996 and 1995, respectively, resulted primarily from the funding of the fleet expansion discussed above.

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


                                        THE SCOTSMAN GROUP, INC.



                                        By:  /s/ Gerard E. Holthaus
                                            ----------------------------------
                                            Gerard E. Holthaus
                                            President

Dated: August __, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Name                           Capacity                        Date
    ----                           --------                        ----

/s/ Gerard E. Holthaus        President, Chief Operating      August __, 1996
- --------------------------    Officer and Director
Gerard E. Holthaus



/s/ Katherine K. Giannelli    Vice President and Controller   August __, 1996
- --------------------------
Katherine K. Giannelli