Form 10-Q
period 1996-09-30
SCOTSMAN GROUP INC
filed 1996-11-13
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

       The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of September 30, 1996, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            THE SCOTSMAN GROUP, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                      Page

    Item 1.  Financial Statements


    Consolidated Balance Sheets at September 30, 1996                   1
    and December 31, 1995

    Consolidated Statements of Operations for the three                 2
    months and nine months ended September 30, 1996 and 1995

    Consolidated Statements of Cash Flows for the nine                  3
    months ended September 30, 1996 and 1995

    Notes to Consolidated Financial Statements                          5


    Item 2.  Management's Discussion and Analysis of                    6
             Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


    Item 5.  Other Information                                          9

    Item 6.  Exhibits and Reports on Form 8-K                           9

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                             September 30,
                                                 1996            December 31,
         Assets                               (Unaudited)            1995
         ------                               -----------            ----
                                                    (dollars in thousands)

Cash and temporary investments               $     435                 679
Trade accounts receivable, less allowance
   for doubtful accounts                        28,440              17,372
Prepaid expenses and other current assets       10,026               7,048

Rental equipment, at cost                      406,481             364,369
   Less accumulated depreciation                60,764              40,162
                                              --------            --------

      Net rental equipment                     345,717             324,207
                                              --------            --------

Property, plant and equipment, net              25,549              21,088
Deferred financing costs, net                    6,039               7,830
Other assets                                     5,348               5,455
                                              --------            --------
                                             $ 421,554             383,679
                                              ========            ========
    Liabilities and Stockholder's Equity
    ------------------------------------

Accounts payable                             $   8,115               6,667
Accrued expenses                                15,468               8,114
Rents billed in advance                         10,448               9,809
Long-term debt                                 262,419             242,695
Deferred compensation                            2,875               1,900
Deferred income taxes                           55,722              51,986
                                              --------            --------

      Total liabilities                        355,047             321,171
                                              --------            --------

Stockholder's equity:
  Common stock, $.01 par value. Authorized
    10,000,000 shares; issued and outstanding
    3,320,000 shares                                33                  33
  Additional paid-in capital                    56,844              56,844
  Retained earnings                              9,630               5,631
                                              --------            --------

      Total stockholder's equity                66,507              62,508
                                              --------            --------
                                             $ 421,554             383,679
                                              ========            ========






See accompanying notes to consolidated financial statements.





                                      (1)

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                        Three months ended    Nine months ended
                                          September 30,         September 30,
                                          -------------         -------------
                                        1996          1995    1996         1995
                                        ----          ----    ----         ----
                              (in thousands except share and per share amounts)
Revenues:
   Leasing                             $ 31,522     25,333     86,062    70,516
   Sales of new units                    10,274      7,567     21,217    18,030
   Delivery and installation             11,106      7,954     25,059    20,974
   Other                                  4,729      2,903     12,813     7,757
                                       --------   --------   --------  --------
         Total revenues                  57,631     43,757    145,151   117,277
                                       --------   --------   --------  --------

Costs of sales and services:
   Leasing:
      Depreciation and amortization       7,983      6,048     22,983    16,732
      Other                               8,044      6,819     20,359    17,009
   New units                              8,422      6,411     17,478    14,954
   Delivery and installation              8,610      5,958     19,051    16,490
   Other                                  1,181        745      2,752     1,957
                                       --------   --------   --------  --------

         Total costs                     34,240     25,981     82,623    67,142
                                       --------   --------   --------  --------
         Gross profit                    23,391     17,776     62,528    50,135
                                       ---------  --------   --------  --------

Selling, general and administrative
   expenses                              10,463      8,938     31,822    26,670
Other depreciation and amortization         517        352      1,610     1,126
Interest, including amortization of
   deferred financing costs               6,718      5,586     19,216    16,192
                                      ---------  ---------  --------- ---------
            Total operating expenses     17,698     14,876     52,648    43,988
                                      ---------  ---------  --------- ---------

         Earnings before income taxes     5,693      2,900     9,880      6,147
Income tax expense                        2,196      1,118     3,811      2,371
                                      ---------  --------- ---------  ---------
            Net earnings             $    3,497      1,782     6,069      3,776
                                      =========  ========= ========== =========
Earnings per common share            $     1.05       0.54       1.83      1.14
                                      =========  =========  ========= =========
Weighted average shares outstanding   3,320,000  3,320,000  3,320,000 3,320,000
                                      =========  =========  ========= =========







See accompanying notes to consolidated financial statements.





                                      (2)

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)


                                                          1996          1995
                                                          ----          ----
                                                        (dollars in thousands)


Cash flows from operating activities:
  Net earnings                                        $   6,069         3,776
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
        Depreciation and amortization                    26,420        18,867
        Provision for bad debts                           1,210         1,095
        Deferred income tax expense                       3,736         2,296
        Provision for deferred compensation                 975           825
        Gain on sale of rental equipment                 (1,946)       (1,580)
        Increase in net trade accounts receivable       (12,278)       (2,415)
        Increase in accrued expenses                      7,354         5,518
        Other                                              (837)       (3,428)
                                                       --------      --------

          Net cash provided by operating activities      30,703        24,954
                                                       --------      --------

Cash flows from investing activities:
  Redemption of certificates of deposit                     250         1,255
  Rental equipment additions                            (52,160)      (45,567)
  Proceeds from sales of rental equipment                 9,612         7,595
  Purchases of property, plant and equipment, net        (6,018)       (3,592)
                                                       --------      --------

         Net cash used in investing activities        $ (48,316)      (40,309)
                                                       --------      --------








                                                                    (continued)










                                      (3)

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)



                                                         1996           1995
                                                         ----           ----

Cash flows from financing activities:
    Proceeds from long-term debt                        152,380        135,992
    Repayment of long-term debt                        (132,656)      (120,804)
    Increase in deferred financing costs                    (35)           (75)
    Payment of dividends                                 (2,070)           ---
                                                      ---------      ---------

        Net cash provided by financing activities        17,619         15,113
                                                      ---------      ---------

        Net increase (decrease) in cash                       6           (242)
Cash at beginning of period                                 416            697
                                                      ---------      ---------

Cash at end of period                                $      422            455
                                                      =========      =========

Supplemental cash flow information:
    Cash paid (received) for income taxes            $      114            (42)
                                                      =========      =========

    Cash paid for interest                           $   13,334         11,375
                                                      =========      =========















See accompanying notes to consolidated financial statements.











                                      (4)

                     THE SCOTSMAN GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1) FINANCIAL STATEMENTS

    The financial information for the nine months ended September 30, 1996 and 1995 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30,1996 and its operating results and cash flows for the three and nine month periods ended September 30, 1996 and 1995. The results of operations for the periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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







                                      (5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

   Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995.

   Revenues in the quarter ended September 30, 1996 were $57.6 million, a $13.9 million or 31.7% increase from revenues of $43.8 million in the same period of 1995. The increase resulted primarily from a $6.2 million or 24.4% increase in leasing revenue, a $2.7 million or 35.8% increase in new sales revenue, a $3.2 million or 39.6% increase in revenue from delivery and installation and a $1.8 million or 62.9% increase in other revenue. The increase in leasing revenue is attributable to a 10.2% increase in the average number of units in the fleet to approximately 39,000 units for the third quarter of 1996 from approximately 35,000 for the same period of 1995, an increase in fleet utilization of approximately six percentage points to 87% and an increase of approximately
$12 in  the  average  monthly  rental  rate.   New  sales  revenue increased
primarily as a result of a sales contract in excess of $1.0 million that was billed in August 1996. The increase in delivery and installation revenue is a result of increases in leasing and new sales revenue described above. Other revenue increased as a result of increases in the rental of steps as well as miscellaneous revenue related to services provided for customer-owned units.

   Gross profit in the third quarter of 1996 was $23.4 million, a $5.6 million or 31.6% increase from the third quarter of 1995. This increase is primarily due to an increase in leasing gross profit of $3.0 million or 24.3% and an increase in gross profit from other revenue of $1.4 million. The increase in leasing gross profit reflects the increase in leasing revenue described above and stable leasing margins of 49.2% for the third quarter of 1996 and 1995. Excluding depreciation and amortization, leasing margins increased from 73.1% in 1995 to 74.5% in 1996. The increase in gross profit from other revenue is due to the increase in other revenue described above.

   Selling, general and administrative (SG&A) expenses increased by $1.5 million or 17.1% from the third quarter of 1995. This increase is primarily due to a $1.4 million increase in field related expenses which is primarily the result of a $0.9 million increase in personnel costs. These expenses were incurred in conjunction with the branch expansion that the Company has experienced as well as the overall increases described above.

   Interest expense increased by $1.1 million or 20.3% in the third quarter of 1996 from the same period of 1995. This increase is due primarily to the increase in the average balance outstanding under the revolving line of credit during the quarter compared to the comparable period of 1995. This increase is the result of financing the fleet and branch expansion by the Company as described above.

   Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995.

   Revenues in the nine months ended September 30, 1996 were $145.2 million, a
27.9 million or 23.8% increase from revenues of $117.3 million in the nine months ended September 30, 1995. The increase resulted primarily from a $15.5 million or 22.0% increase in leasing revenue, a $4.1 million or 19.5% increase in delivery and installation revenue and a $5.0 million or 65.2% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the lease fleet of 10.8% to approximately 38,000 units for the first nine months of 1996 from approximately 34,000 units




                                      (6)
for the same period in 1995, an increase in utilization of approximately four percentage points to 85% combined with an increase of approximately $11 in the average monthly rental rate for the comparable periods. The increase in delivery and installation revenue is a result of the increased leasing activity described above. Other revenue increased as a result of increases in the rental of steps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

   Gross profit in the nine months ended September 30, 1996 was $62.5 million, a $12.4 million or 24.7% increase from the same period in 1995. This increase is primarily due to an increase in leasing gross profit of $5.9 million or 16.2%, an increase in gross profit from delivery and installation of $1.5 million or 34.0% and an increase in gross profit from other revenue of $4.3 million. The increase in leasing gross profit is due to the increase in leasing revenue described above while leasing margins decreased to 49.6% from 52.2%. This decrease is due to the increases in depreciation and amortization expense in the nine months ended September 30, 1996. Excluding depreciation and amortization, leasing margins increased from 75.9% for the nine months ended September 30, 1995 to 76.3% for the same period of 1996. Gross profit from delivery and installation and other revenue increased primarily as a result of the increases in the related revenues described above.

   Selling, general and administrative expenses increased by $5.2 million or 19.3% from the nine months ended September 30, 1995. This increase is comprised of a $3.9 million increase in field related expenses and a $1.3 million increase in other SG&A expenses. The increase in field related expenses is due to branch expansion experienced by the Company through the third quarter of 1996 and is comprised primarily of a $2.7 million increase in personnel costs and a $0.6 million increase in occupancy expenses.

   Interest expense increased by $3.0 million or 18.7% in the nine months ended September 30, 1996 from the same period in 1995 primarily as a result of an increase in the average balances outstanding under the revolving line of credit during 1996. This increase is due to financing the fleet and branch expansion discussed above.

Liquidity and Capital Resources

   During the nine months ended September 30, 1996 and 1995, the Company's principal source of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $30.7 million and $25.0 million for the nine months ended September 30, 1996 and 1995, respectively, was largely generated by the Company's leasing operation, which includes the rental and sale of units from its lease fleet.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before depreciation, amortization, provision for deferred compensation, interest and taxes. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $13.6 million or 33.3% to $54.7 million for the nine months ended September 30, 1996 compared to $41.0 million for the same period of 1995. This increase in EBITDA is a result of increased leasing activity resulting from




                                      (7)
the overall increase in the number of units in the fleet as well as well as the increase in the monthly rental rate, offset by the increased SG&A expenses to support the increased activities during the nine months ended September 30, 1996.

   Cash flow used in investing activities of $48.3 million and $40.3 million in the nine months ended September 30, 1996 and 1995, respectively, was primarily for net additions to the Company's lease fleet. Cash provided by financing activities of $17.6 million and $15.1 million for the nine month periods ended September 30, 1996 and 1995, respectively, resulted primarily from the funding of the fleet expansion discussed above.

   The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.






                                      (8)

                           PART II - OTHER INFORMATION


Item 5.         Other Information

                The Company announced that it's parent company, Scotsman Holdings, Inc., is considering various strategic alternatives, including a sale of the Company. In this connection, Scotsman Holdings has retained Goldman, Sachs & Co. as its financial advisor. There can be no assurance that any transaction will be consummated.


Item 6.         Exhibits and Reports on Form 8-K.

   (a)          Exhibits.

                None

   (b)          Reports on Form 8-K.

                None









                                      (9)

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SCOTSMAN GROUP, INC.



                                    By:  /s/ Gerard E. Holthaus
                                        ----------------------------------------
                                        Gerard E. Holthaus
                                        President

Dated: November 13, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                             Capacity                    Date
        ----                             --------                    ----

 /s/ Gerard E. Holthaus        President, Chief Operating     November 13, 1996
-----------------------------  Officer and Director
Gerard E. Holthaus


/s/ Katherine K. Giannelli     Vice President and Controller  November 13, 1996
-----------------------------
Katherine K. Giannelli

























                                      (10)