Form 10-K
period 1996-12-31
SCOTSMAN GROUP INC
filed 1997-03-31
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]                   SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                        OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____________ to _____________ Commission File Number: 033-68444

                             WILLIAMS SCOTSMAN, INC.
             (Exact name of Registrant as specified in its Charter)

                Maryland                                  52-0665775
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

         8211 Town Center Drive                              21236
          Baltimore, Maryland                             (Zip Code)
(Address of principal executive offices)
                      -

Registrants' telephone number, including area code: (410) 931-6000 Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
            None                                       None

           Securities registered pursuant to Section 12(g) of the Act:


                                      None

                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of March 28, 1997, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                                     PART I

Item 1.  Business

General

     Williams Scotsman, Inc., formerly known as The Scotsman Group, Inc., ("Scotsman" or the "Company") believes, based upon management's assessment of the industry, it is the second largest lessor of mobile office units in the United States as ranked by lease fleet size and revenues. The Company maintains a fleet of approximately 40,600 units which are leased through a network of 56 branch offices in 32 states. To a lesser extent, the Company also sells new and used mobile office units and sells and leases modular structures. The Company's products provide flexible, relocatable, cost-effective and timely solutions for space requirements. The Company has over 12,500 customers operating in approximately 450 diverse industries including education, utilities, health care, chemicals, engineering services and construction.

     The Company's primary business is the leasing of mobile office units. These units typically range in size from eight to 14 feet in width and 16 to 70 feet in length and are generally constructed using a steel frame undercarriage with an exterior of wood or aluminum. The Company has the flexibility to readily adapt its lease fleet units to meet a wide variety of customer needs. Units can be configured using any combination of the Company's standard products which are offered in a variety of sizes and floor plans. The basic functional design of mobile office units has remained virtually unchanged since the inception of the industry in the 1940s. Mobile office units are extremely durable and, due in part to an active maintenance program, the Company's units retain a significant percentage of their original value. The Company's lease fleet units have an average age of approximately eight years and an estimated economic useful life of approximately 20 years.

     To a lesser extent, the Company also sells, leases and services modular structures, which compete with conventional space alternatives. Modular structures revenues represented less than 1% of total revenues in the year ended December 31, 1996. Each modular structure typically is three thousand square feet or more in size and comprises several smaller units which are assembled into a single structure at the building site. Modular structures can generally be dismantled and refurbished as individual mobile office units and returned to the Company's lease fleet.

     On December 16, 1993, Scotsman Holdings, Inc. ("Holdings") acquired all of the issued and outstanding capital stock of the Company. In connection with the acquisition and related refinancing (the "Acquisition"), the Company issued $165.0 million aggregate principal amount of 9 1/2% Senior Secured Notes Due 2000 and entered into a Loan and Security Agreement with Congress Financial Corporation. Upon consummation of the Acquisition, the Company retired certain existing indebtedness consisting of $175.0 million principal amount of 11.31% Senior Secured Notes and a $15.6 million senior secured credit facility.

     The Company and its predecessors have operated in the mobile office and modular structures industry since 1945. In 1990 the Company more than doubled its size through the combination of Scotsman Manufacturing Co., Inc. ("Scotsman Manufacturing") with Williams Mobile Offices, Inc. ("Williams"). Since 1990, the Company has substantially eliminated duplicate functions of the two predecessor companies, eliminated manufacturing operations, and repositioned the Company to significantly reduce its modular structures operations and focus on its core leasing activities, which accounted for substantially all of the total gross profit in the year ended December 31, 1996.

     The Company purchases its new units through third-party suppliers. The Company believes there are numerous manufacturers and suppliers of mobile office units and modular structures which supply these products at competitive prices throughout the United States. The Company anticipates being able to procure an adequate supply of product on acceptable terms for its projected operational requirements. The Company does not believe that the loss of any one of its suppliers would have a material adverse effect on its operations.

Recent Developments

     The Company has announced that its parent company, Scotsman Holdings, Inc., is considering various strategic alternatives, including a sale of the Company. In this connection, Scotsman Holdings has retained Goldman, Sachs & Co. as its financial advisor. There can be no assurance that any transaction will be consummated.

Operating Strategy

     Due to the local and regional nature of its business, the Company's goals are to become the leader in each of the local markets in which it competes and to expand its coverage to additional local markets. To achieve market leadership, the Company has implemented a strategy which emphasizes (i) superior service, (ii) a well maintained, readily available and versatile lease fleet,
(iii) effective fleet management using proprietary information systems, and (iv) targeted marketing through an experienced and motivated sales force. The Company believes that it is generally the first or second largest provider of relocatable space in each of its regional markets as measured by lease fleet size and revenues. The Company's branch offices are distributed throughout the United States and are located in the majority of the major metropolitan areas.

     To further its market leadership, expand its coverage to additional local markets and leverage its existing cost structure, the Company plans to continue to capitalize on the industry's fragmentation by acquiring mobile office lease fleets. During 1994, the Company acquired approximately 5,500 units through the acquisition of Mobile Holdings, Inc. ("MFO") in September and from other lease fleet acquisitions. During 1995 and 1996, the Company acquired a total of approximately 3,600 units through the acquisition of various lease fleets. See note 1 of Notes to Financial Statements included elsewhere herein. Increased penetration in existing markets through acquisitions of competitors allows the elimination of duplicate branch offices and overhead, an expanded customer base and facilitates higher profitability. Expanded coverage to additional local markets allows the Company to capitalize on market-specific opportunities, diversify geographically and further leverage its cost structure.

Competition

     Although the Company's competition varies significantly by market, the mobile office and modular structure industry, in general, is highly competitive. The Company competes primarily in terms of product availability, customer service and price. The Company believes that its reputation for customer service and its ability to offer a wide selection of units suitable for many varied uses at competitive prices allow it to compete effectively. However, certain of the Company's competitors are less leveraged, have greater market share or product availability in a given market and have greater financial resources than the Company.

Employees

     At December 31, 1996, the Company employed 607 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Regulatory Matters

     The Company must comply with various federal, state and local environmental, health and safety laws and regulations in connection with its operations. The Company believes that it is in substantial compliance with applicable environmental, health and safety laws and regulations. In addition to compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current properties owned or leased by the Company. The Company believes that its liability, if any, for any environmental remediation will have no material adverse effect on its financial condition.

Item 2.  Properties

     The Company's headquarters is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland. The location, ownership status, approximate size and primary use of the Company's other principal properties are set forth in the table below.


                             Ownership     Size
Location                      Status     In Acres       Primary Use
--------                      ------     --------       -----------

Albuquerque, NM               Owned        2.0          Branch Office
Albuquerque, NM               Leased       1.7          Drop Lot
Allentown, PA                 Leased       4.8          Branch Office
Atlanta, GA                   Owned        6.2          Branch Office
Atlanta, GA                   Owned        30.82        Branch Office (future)
Baltimore, MD                 Owned        7.3          Branch Office
Berlin, NJ                    Owned        26.0         Branch Office
Birmingham, AL                Leased       4.9          Branch Office
Boise, ID                     Leased       2.0          Branch Office
Casper, WY                    Leased       2.0          Branch Office
Charles City, VA              Owned        9.2          Branch Office (future)
Charleston, SC                Leased       3.0          Branch Office
Charleston, SC                Owned        1.5          Branch Office
Charlestown, WV               Leased       10.5         Branch Office
Cherry Hill, NJ               Owned        4.3          Branch Office
Cherry Hill, NJ               Leased       18.6         Branch Office (future)
Cherry Hill (Mt. Laurel), NJ  Leased       7.5          Storage Lot
Cheshire, CT                  Leased       9.6          Branch Office
Chicago, IL                   Owned        6.5          Branch Office
Cincinnati, OH                Owned        6.2          Branch Office
Cleveland, OH                 Owned        8.0          Branch Office
Columbus, OH                  Leased       1.1          Branch Office
Dallas, TX                    Leased       4.4          Branch Office
Denver, CO                    Leased       4.0          Branch Office
Detroit, MI                   Leased       4.6          Branch Office
Durham, NC                    Leased       4.4          Branch Office
Ellwood City, PA              Leased       5.0          Storage Lot
Fresno, CA                    Leased       3.5          Branch Office
Ft. Lauderdale, FL            Leased       6.0          Branch Office
Ft. Myers, FL                 Owned        8.9          Branch Office
Ft. Myers, FL                 Owned        1.9          Storage Lot
Grand Junction, CO            Leased       0.65         Branch Office
Houston, TX                   Owned        7.87         Branch Office
Jacksonville, FL              Leased       2.3          Branch Office
Langhorne, PA                 Leased       *            Sales Office
Kansas City, MO               Leased       2.19         Branch Office
Irmo, SC                      Owned        5.0          Branch Office
Kingwood, TX                  Leased       *            Administrative Office
Kinston, NC                   Leased       3.0          Storage Lot



Lafayette, LA                 Leased       4.0          Branch Office
Las Vegas, NV                 Leased       2.5          Branch Office
Long Island, NY               Leased       3.1          Storage Lot
Louisville, KY                Leased       3.0          Branch Office
Manassas, VA                  Leased       2.7          Branch Office
Mira Loma, CA                 Leased       17.0         Branch/Storage
Mobile, AL                    Leased       3.0          Branch Office
New Orleans, LA               Leased       10.15        Branch Office
Norfolk, VA                   Leased       5.5          Branch Office (future)
North East, MD                Owned        33.1         Leased Property
Orlando, FL                   Leased       5.5          Branch Office
Orlando, FL                   Owned        4.0          Service Facility
Pelham, NH                    Owned        16.0         Branch Office
Phoenix, AZ                   Leased       2.2          Branch Office
Phoenix, AZ                   Leased       10.0         Branch Office (future)
Pittsburgh, PA                Leased       2.0          Branch Office
Portland, OR                  Leased       1.3          Branch Office
Richmond, VA                  Owned        6.6          Branch Office
Riverside, CA                 Leased       13.5         Branch Office
Rotterdam, NY                 Leased       2.1          Branch Office
Salt Lake City, UT            Leased       4.7          Branch Office
San Antonio, TX               Leased       2.6          Branch Office
San Diego, CA                 Leased       1.3          Branch Office
Santa Fe Springs, CA          Leased       16.5         Branch Office
Seattle, WA                   Leased       1.4          Branch Office
South Kearny, NJ              Leased       5.0          Branch Office
St. Charles, MO               Leased       2.5          Branch Office
Statesville, NC               Leased       3.0          Storage Lot
Syracuse, NY                  Leased       5.0          Branch Office
Tampa, FL                     Owned        4.8          Branch Office
Tulsa, OK                     Leased       2.1          Branch Office
Tulsa, OK                     Owned        4.3          Branch Office
Vacaville, CA                 Leased       11.0         Branch Office

*    Less than .1 acre.
     ---------------

     The Company believes that its existing owned and leased facilities are adequate for its operations.

Item 3.  Legal Proceedings

     The Company is involved in certain legal actions arising in the ordinary course of business. The Company believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

     There is no established public trading market for the Company's Common Stock. The Company is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation.

     During 1996, the Company paid dividends to Holdings in the aggregate amount of $2,070,000, in accordance with provisions of the Note Indenture. The Company does not intend to pay any further dividends in the foreseeable future but reserves the right to do so.

     Pursuant to the Scotsman Holdings, Inc. 1994 Employee Stock Option Plan (the "Plan"), options for 115,050 shares of Holdings were granted during 1996. No shares of Holdings' common stock were issued during 1996 upon the exercise of the options previously granted under the Plan. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

                   ITEM 6. SELECTED HISTORICAL FINANCIAL DATA


The following tables summarize certain selected historical financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements appearing elsewhere herein. The selected historical financial data set forth below for the fiscal years ended December 31, 1992, 1993, 1994, 1995 and 1996 and as of the end of each of such periods have been derived from the audited Financial Statements.

                                               Fiscal Years Ended (1)
                                    --------------------------------------------
                                      1992     1993     1994     1995     1996
                                      ----     ----     ----     ----     ----
                                               (Dollars in thousands)
Statement of Operations Data:
 Revenues:
  Leasing                           $ 72,744 $ 73,384 $ 79,342 $ 96,498 $116,769
  New units sales                     27,709   18,501   22,290   23,126   28,042
  Delivery and installation           28,369   24,237   26,511   28,162   32,767
  Other                                3,712    3,011    5,832   10,734   17,564
                                     -------  -------  -------  -------  -------
  Total                             $132,534 $119,133 $133,975 $158,520 $195,142
--------------------------------------------------------------------------------
Gross profit:
  Leasing                           $ 41,146 $ 39,340 $ 39,960 $ 49,978 $ 59,534
  New unit sales                       3,354    2,534    2,854    3,853    4,999
  Delivery and installation            4,874    3,363    4,942    6,114    7,520
  Other                                2,515    1,639    4,285    8,108   13,590
                                      ------   ------   ------   ------   ------
                  Total             $ 51,889 $ 46,876 $ 52,041 $ 68,053 $ 85,643
--------------------------------------------------------------------------------
Selling, general and administrative
  expenses                          $ 28,237 $ 24,264 $ 29,303 $ 36,295 $ 42,260
Restructuring costs (2)                1,921    6,082      912      ---      ---
Earnings (loss) from continuing
  operations before extraordinary item  (582)  (3,841)   1,072    4,559    9,195
Earnings (loss) from continuing
  operations before extraordinary
  item per common share                (0.17)   (1.15)    0.32     1.37     2.77
                                        ====     ====     ====     ====     ====
Ratio of earnings to fixed charges(3)   1.0x     0.7x     1.1x     1.3x     1.6x
--------------------------------------------------------------------------------
Balance Sheet Data (4):
Rental equipment, net               $209,388 $246,550 $283,181 $324,207 $356,183
Total assets                         263,287  295,882  335,633  383,679  428,697
Long-term debt                       191,019  176,408  206,346  242,695  268,753
Stockholder's equity                  17,585   56,877   57,949   62,508   69,633
--------------------------------------------------------------------------------

(1) On December 16, 1993, Holdings purchased all of the issued and outstanding stock of Scotsman. The acquisition was accounted for under the purchase method of accounting by Holdings, and the Company restated its balance sheet to "push down" the effects of the purchase accounting adjustments.

(2) Restructuring costs consist primarily of costs incurred in connection with the acquisition of Scotsman by Holdings in December 1993.

(3) The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings from continuing operations before income taxes and extraordinary items plus fixed charges. Fixed charges include interest, expensed or capitalized, including amortization of deferred financing costs and debt discount and the estimated interest component of rent expense.

(4) Balance sheet data at December 31, 1993 reflect the acquisition of Scotsman by Holdings and the related "push down" of the purchase accounting adjustments. See note (1) above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion regarding the financial condition and results of operations of the Company for the three fiscal years ended December 31, 1996 should be read in conjunction with the more detailed information and Financial Statements included elsewhere herein.

General

     The Company derives its revenues and earnings from the leasing and sale of mobile office units and modular structures and their delivery and installation. Leasing operations account for a majority of the Company's revenues and gross profits and are primarily comprised of the leasing of mobile office units and the sale of units from the Company's lease fleet. Used mobile office units are sold by the Company in the ordinary course of its business at either fair market value or pursuant to pre-established lease purchase options. The Company's cash flow from leasing operations is favorably affected by the sale of used units from the Company's lease fleet, as the costs of such units generally have been incurred in previous fiscal periods. Accordingly, the sale of used units results in the availability of the total cash proceeds and the reporting of gross profit on such sales.

     New unit sales revenues are derived from the sale of new mobile offices, similar to those units rented by the Company, and from the sale of modular structures. Revenues from delivery and installation result from activities related to the transportation and installation of and site preparation for both leased and sold products. Other revenues are derived from the sale of parts, granting of insurance waivers, rental and sale of steps and furniture and other services provided by the Company.

     The Company's business is affected by the economic conditions of the local or regional markets in which it operates. Economic conditions have an impact upon rental rates, fleet utilization and new unit sales. The Company, however, believes that mobile office leasing is less affected by unfavorable economic conditions than its other operations and that during periods of economic uncertainty many businesses postpone or delay making major capital expenditures for space needs and instead choose the flexibility and lower cost of leasing mobile offices.

Results of Operations

     Fiscal 1996 Compared With Fiscal 1995. Revenues in fiscal 1996 were $195.1 million, a $36.6 million or 23.1% increase from revenues of $158.5 million in fiscal 1995. The increase resulted from a $20.3 million or 21.0% increase in leasing revenue, a $4.9 million or 21.3% increase in new sales revenue, a $4.6 million or 16.4% increase in delivery and installation revenue and a $6.8 million or 63.3% increase in other revenue. The increase in leasing revenue is attributable to a 10% increase in the average lease fleet to approximately 38,600 units, an increase in the average fleet utilization of approximately four percentage points to 85% and an increase of $10 in the average monthly rental rate. The increase in new sales revenue is primarily due to the overall branch expansion that the Company has experienced during 1995 and 1996. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

     Gross profit in fiscal 1996 was $85.6 million, a $17.6 million or 25.8% increase from fiscal 1995 gross profit of $68.1 million. This increase is primarily a result of an increase in leasing gross profit of $9.6 million or 19.1% and gross profit from other revenue of $5.5 million or 67.6%. The increase in gross profit from leasing is a result of the increase in leasing revenue described above while the leasing profit margins dropped slightly. This decline in leasing profit margins is a result of the increases in depreciation and amortization expense during fiscal 1996. Excluding depreciation and amortization, leasing margins increased from 76.1% for fiscal 1995 to 77.2% for fiscal 1996. The increase in gross profit from other revenue is due to the increase in other revenue described above.

     Selling, general and administrative (S,G&A) expenses increased by $6.0 million or 16.4% from fiscal 1995, primarily due to an increase in field related expenses. This increase is a result of the branch expansion activity experienced by the Company during fiscal 1995 and 1996 and is comprised of a $3.6 million increase in personnel expenses and a $0.7 million increase in occupancy expenses.

     Interest expense increased by 14.7% to $25.8 million in fiscal 1996 from $22.5 million in fiscal 1995 primarily as a result of the increase in the average balances outstanding under the revolving line of credit. The increase is due to financing the fleet expansion and growth experienced by the Company during 1996.

     Fiscal 1995 Compared With Fiscal 1994. Revenues in fiscal 1995 were $158.5 million, a $24.5 million or 18.3% increase from revenues of $134.0 million in fiscal 1994. The increase resulted primarily from a $17.2 million or 21.6% increase in leasing revenue and a $4.9 million or 84.1% increase in other revenue. The increase in leasing revenue is attributable to a 23.9% increase in the average lease fleet to approximately 35,000 units, while average rental rates declined slightly due to a change in the fleet mix and utilization dropped slightly. The increase in the fleet reflects the acquisition activity by the

Company during 1995 as well as general fleet expansion. The increase in other revenue is due to the overall increases in revenue enhancement programs, primarily the rental of steps, as well as miscellaneous revenue related to services provided for customer-owned units.

     Gross profit in fiscal 1995 was $68.1 million, a $16.0 million or 30.8% increase from fiscal 1994 gross profit of $52.0 million. This increase is primarily a result of an increase in leasing gross profit of $10.0 million or 25.1% and gross profit from other revenue which increased by $3.8 million or 89.2%. The increase in gross profit from leasing is a result of the increase in leasing revenue described above as well as an increase in the leasing profit margin to 51.8% from 50.4% in 1994. Excluding depreciation and amortization, leasing margins increased from 74.1% in fiscal 1994 to 76.1% in fiscal 1995. The increase in gross profit from other revenue is due to the increase in other revenue described above.

     Selling, general and administrative (S,G&A) expenses increased by $7.0 million or 23.9% from fiscal 1994. This increase is comprised of a $5.1 million increase in field related expenses, a $0.8 million increase in expenses related to the deferred compensation plan and a $1.1 million increase in other S,G&A expenses. The increase in field related expenses is the result of lease fleet acquisitions and branch expansion activity experienced by the Company during fiscal 1995 and is comprised primarily of a $3.9 million increase in personnel expenses and a $0.9 million increase in occupancy expenses.

     Interest expense increased by 20.2% to $22.5 million in 1995 from $18.7 million in fiscal 1994 primarily as a result of the increase in the average balances outstanding under the revolving line of credit during 1995. This increase is the result of financing fleet expansion and acquisitions made by the Company.

Liquidity and Capital Resources

     During fiscal 1994, 1995, and 1996, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $21.8 million in fiscal 1994, $33.9 million in fiscal 1995 and $46.0 million in fiscal 1996 was largely generated by its leasing operations which included the rental and sale of units from the Company's lease fleet. Mobile office leasing operations have been the most reliable source of the Company's cash flow.

     The Company has increased its EBITDA and believes that EBITDA provides the best indicator of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before depreciation, amortization, interest, provision for deferred compensation, and income taxes. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $18.8 million or 33.3% to $75.4 million in fiscal 1996 compared to $56.6 million in fiscal 1995. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet and new unit sales activity, partially offset by increased SG&A expenses to support the increased activities during fiscal 1996.

     Cash flow used in investing activities was $46.7 million in fiscal 1994, $68.0 million in fiscal 1995 and $70.0 million in fiscal 1996. The Company's primary capital requirements are for the purchase of new units for its lease fleet and units purchased through acquisition. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth. During fiscal 1994, 1995 and 1996, the Company significantly increased its net capital expenditures through purchases of new units for the rental fleet, capital improvements and betterments for existing units and the acquisitions of existing rental fleets including the acquisition of MFO in 1994, increasing the size of the rental fleet by approximately 8,000 units during 1994, 4,000 units during 1995 and 3,000 units during 1996. This increased activity was in response to increased customer demand and the implementation of the Company's acquisition strategy. The following table sets forth the Company's investment in its lease fleet for the periods indicated.


                                                      Fiscal Years Ended
                                                          December 31,
                                                          ------------
                                                  1994        1995         1996
                                                  ----        ----         ----
                                                       (Dollars in millions)

Gross capital expenditures for rental
equipment:
 Acquisitions..............................      $21.2        $25.0       $ 3.1
 New units and betterments.................       40.6         47.1        69.2
                                                  ----         ----        ----
                                                  61.8         72.1        72.3
Book values of sold, used units............       (6.4)        (7.7)       (9.7)
                                                  ----         ----        ----
Net capital expenditures for rental
 equipment.................................      $55.4        $64.4       $62.6
                                                  ====         ====        ====

Lease fleet maintenance expenses...........      $13.9        $15.3       $16.7
                                                  ====         ====        ====

     The Company believes it can manage its capital requirements for its lease fleet, and thus its cash flow, through the careful monitoring of its lease fleet additions. For instance, the Company believes that during an economic downturn it can sell used units while limiting additions to its lease fleet to maintain cash flow. Selling used units during an economic downturn may result in lower sales prices for the Units. During fiscal 1994, 1995 and 1996, selling prices for used units (excluding units sold pursuant to purchase options) averaged approximately 102%, 101% and 97%, respectively, of total capitalized cost of the unit. Such costs include the cost of the unit as well as costs of significant improvements made to the unit. See further explanation below and note 2 of Notes to Financial Statements. Historically, the Company has recognized net gains on the sale of used units.

     Lease fleet maintenance expenses represent the costs for repairing, refurbishing and servicing used units and are included in the Company's cost of leasing. Generally, costs of improvements and betterments aggregating less than $1,000 per unit are expensed as incurred. Expenditures greater than $1,000 that significantly extend the economic useful life of a unit or that materially alter a unit's composition are capitalized. The Company's maintenance and refurbishment program is designed to help (i) maintain the value of lease fleet units and (ii) realize rental rates and operating cash flows from older units comparable to those from newer units. The sale of used units helps preserve the overall high quality of the Company's lease fleet and enhances cash flow.

     Other capital expenditures of $1.2 million, $6.9 million and $10.3 million in fiscal 1994, 1995 and 1996, respectively, consist of those capital expenditures for items not directly related to the lease fleet such as branch or headquarters equipment, leasehold improvements and management information systems.

     Cash provided by financing activities was $24.2 million in 1994, $33.8 million in 1995 and $23.9 million in 1996. Cash flow was generated primarily from borrowings of long-term debt net of repayments thereon, offset by the dividends paid to Holdings.

     The Company's credit facility, at December 31, 1996, provides for a total line of credit up to an aggregate principal amount of $120.0 million at any time outstanding. Effective January 31, 1997, the facility was amended to increase the total line of credit to an aggregate principal amount of $140.0 million. The credit facility has three components, as amended: (i) a revolving line of credit in an aggregate amount of up to $20.0 million at any one time outstanding to be used by the Company for general operating and working capital purposes of the Company and other corporate purposes (other than non-ordinary course acquisitions), (ii) a line of credit in an amount of up to $110.0 million to be used to purchase new fleet or to pay the cash purchase price (and related expenses) for future arm's length acquisitions of assets or stock of companies in the same or similar businesses as the business in which the Company is currently engaged and (iii) a line of credit in an aggregate amount of up to $10.0 million which may be used either for the purposes described in subsection

(i) or subsection (ii) above at the Company's option. The credit facility, as amended, matures on December 16, 1997, is secured by a first lien on substantially all of the assets of the Company and can be extended to December 16, 1998 at the option of the Company. Approximately $103.8 million is outstanding under the credit facility at December 31, 1996. The credit facility contains certain financial covenants and provides for certain events of default as are customarily contained in facilities of a similar type.

     Interest on the loans under the credit facility, as amended, is payable monthly at the rate of 0.25% per annum in excess of the prime rate from time to time publicly announced by Philadelphia National Bank, changing monthly with each change in prime rate or 2.50% per annum in excess of LIBOR, with the applicable rate to be selected at the option of the Company.

     The Company believes it will have, for the next 12 months, sufficient liquidity under its credit facility and from cash generated from operations to meet its expected obligations as they arise.

Seasonality

     The Company's operations are somewhat seasonal, with some effect on revenues but little or no seasonal effect upon earnings.

Inflation

     The Company believes that inflation has not had a material effect on its results of operations. However, an inflationary environment could materially increase interest rates on the Company's floating rate debt and the replacement cost of units in the Company's lease fleet. The price of used units sold by the Company could also increase in such an environment. In addition, the Company may seek to limit its exposure to interest rate fluctuations by utilizing certain hedging mechanisms, although it is under no obligation to do so.

Item 8.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Reports..............................................  17

Consolidated Balance Sheets as of December 31, 1996 and 1995...............  19

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994.........................................  20

Consolidated Statements of Changes in Stockholder's Equity
  for the years ended December 31, 1996, 1995 and 1994.....................  21

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994.........................................  22

Notes to Consolidated Financial Statements.................................  24

                     INDEX TO FINANCIAL STATEMENTS SCHEDULES

Schedule II - Valuation and Qualifying Accounts............................  51

     All schedules not listed have been omitted because of the absence of the conditions under which they are required or the required information is included elsewhere in the financial statements or notes thereto.

                         Report of Independent Auditors


Board of Directors
Williams Scotsman, Inc.
(formerly The Scotsman Group, Inc.)

We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. (formerly The Scotsman Group, Inc.) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for the years then ended. Our audits also included the 1996 and 1995 financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Williams Scotsman, Inc. (formerly The Scotsman Group, Inc.) and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1996 and 1995 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             ERNST & YOUNG LLP




Baltimore, Maryland
January 24, 1997

                          Independent Auditors' Report
                          ----------------------------




The Board of Directors
Williams Scotsman, Inc.
(formerly The Scotsman Group, Inc.)

We have audited the accompanying consolidated statement of operations, changes in stockholder's equity and cash flows of Williams Scotsman, Inc. (formerly The Scotsman Group, Inc.) and subsidiary (Scotsman) for the year ended December 31, 1994. These consolidated financial statements are the responsibility of Scotsman's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Williams Scotsman, Inc. (formerly The Scotsman Group, Inc.) and subsidiary for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

                                        KPMG PEAT MARWICK LLP



Baltimore, Maryland
March 10, 1995

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

                           Consolidated Balance Sheets


                                                                                      December 31,
                                                                               1996                 1995
                                                                        --------------------------------------
                                                                                    (In Thousands)
Assets
Cash, and temporary investments of $13 in 1996 and $263 in 1995
                                                                               $    351           $    679
Trade accounts receivable, net of allowance for doubtful accounts of
   $258 in 1996 and $447 in 1995 (Note 3)                                        23,145             17,372
Prepaid expenses and other current assets                                         9,295              7,048
Rental equipment, net of accumulated depreciation of $67,520 in 1996
   and $40,162 in 1995 (Note 3)                                                 356,183            324,207
Property, plant and equipment, net (Notes 2 & 3)                                 29,032             21,088
Deferred financing costs, net                                                     5,494              7,830
Other assets                                                                      5,197              5,455
                                                                        --------------------------------------
                                                                               $428,697           $383,679
                                                                        ======================================
Liabilities and stockholder's equity
Accounts payable                                                               $  9,826           $  6,667
Accrued expenses                                                                  8,924              8,114
Rents billed in advance                                                          10,621              9,809
Long-term debt (Note 3)                                                         268,753            242,695
Deferred compensation (Note 7)                                                    3,300              1,900
Deferred income taxes (Note 5)                                                   57,640             51,986
                                                                        --------------------------------------
   Total liabilities                                                            359,064            321,171
                                                                        --------------------------------------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
     and outstanding 3,320,000 shares                                                33                 33
   Additional paid-in capital                                                    56,844             56,844
   Retained earnings                                                             12,756              5,631
                                                                        --------------------------------------
Total stockholder's equity                                                       69,633             62,508
                                                                        --------------------------------------
                                                                               $428,697           $383,679
                                                                        ======================================


See accompanying notes to consolidated financial statements.

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

                      Consolidated Statements of Operations


                                                                      Year ended December 31
                                                                  1996         1995          1994
                                                              --------------------------------------
                                                             (In thousands except per share amounts)
Revenues
Leasing                                                        $116,769     $ 96,498      $ 79,342
Sales of new units                                               28,042       23,126        22,290
Delivery and installation                                        32,767       28,162        26,511
Other                                                            17,564       10,734         5,832
                                                              --------------------------------------
       Total revenues                                           195,142      158,520       133,975
                                                              --------------------------------------

Cost of sales and services Leasing:
   Depreciation and amortization                                 30,588       23,417        18,804
   Other direct leasing costs                                    26,647       23,103        20,578
Sales of new units                                               23,043       19,273        19,436
Delivery and installation                                        25,247       22,048        21,569
Other                                                             3,974        2,626         1,547
                                                              --------------------------------------
       Total costs of sales and services                        109,499       90,467        81,934
                                                              --------------------------------------
       Gross profit                                              85,643       68,053        52,041
                                                              ------------------------------------

Selling, general and administrative expenses                      42,260      36,295        30,215
Other depreciation and amortization                                2,411       1,851         1,349
Interest, including amortization of deferred financing
   costs of $2,449, $1,601, and $1,439                            25,797      22,485        18,705
                                                              --------------------------------------
       Total operating expenses                                   70,468      60,631        50,269
                                                              --------------------------------------

       Income before income taxes                                 15,175       7,422         1,772
Income tax expense (Note 5)                                        5,980       2,863           700
                                                              --------------------------------------

       Net income                                               $  9,195    $  4,559      $  1,072
                                                              ======================================
       Net income per common share                              $   2.77    $   1.37      $   0.32
                                                              ======================================


See accompanying notes to consolidated financial statements.

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

           Consolidated Statements of Changes in Stockholder's Equity


                                                 Additional
                                  Common Stock     Paid-in   Retained
                                 Shares  Amount    Capital   Earnings    Total
                               -------------------------------------------------
                                                    (In Thousands)

Balance at December 31, 1993     3,320   $ 33     $56,844    $     -    $56,877
Net income                           -      -           -      1,072      1,072
                               -------------------------------------------------
Balance at December 31, 1994     3,320     33      56,844      1,072     57,949

Net income                           -      -           -      4,559      4,559
                               -------------------------------------------------
Balance at December 31, 1995     3,320     33      56,844      5,631     62,508
Dividends - $ .62 per share          -      -           -     (2,070)    (2,070)
Net income                           -      -           -      9,195      9,195
                               -------------------------------------------------
Balance at December 31, 1996     3,320   $ 33     $56,844    $12,756    $69,633
                               =================================================


See accompanying notes to consolidated financial statements.

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

                      Consolidated Statements of Cash Flows


                                                       Year ended December 31
                                                     1996      1995       1994
                                                  ------------------------------
                                                           (In Thousands)

Cash flows from  operating activities
Net income                                        $  9,195   $ 4,559    $ 1,072
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                     35,448    26,869     21,592
  Provision for bad debts                            2,209     1,509     1,207
  Deferred income tax expense                        5,654     2,763       600
  Provision for deferred compensation                1,400     1,375       525
  Gain on sale of rental equipment                  (2,618)   (2,080)   (1,620)
  Increase in net trade accounts receivable         (7,982)       (4)   (2,072)
  Other                                              2,721    (1,087)      513
                                                  -----------------------------
    Net cash provided by operating activities       46,027    33,904    21,817
                                                  -----------------------------

Cash flows from investing activities
Redemption of certificates of deposit                  250     1,255     1,267
Rental equipment additions                         (72,277)  (72,096)  (45,174)
Proceeds from sales of rental equipment             12,331     9,733     8,045
Purchase of property, plant and equipment, net     (10,284)   (6,871)   (1,286)
Net assets of business acquired, including rental
 equipment of $16,648 (Note 1)                           -         -    (9,538)
                                                  =============================
         Net cash used in investing activities    $(69,980) $(67,979) $(46,686)
                                                  =============================

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

                Consolidated Statements of Cash Flows (continued)


                                                    Year ended December 31
                                                 1996        1995        1994
                                             -----------------------------------
                                                        (In Thousands)

Cash flows from financing activities
Proceeds from long-term debt                 $ 219,420    $ 204,389   $ 173,401
Repayment of long-term debt                   (193,362)    (168,040)   (148,968)
Increase in deferred financing costs              (113)      (2,555)       (281)
Cash dividends paid                             (2,070)           -           -
                                             -----------------------------------
Net cash provided by financing activities        23,875      33,794      24,152
                                             -----------------------------------
      Net decrease in cash                          (78)       (281)       (717)

Cash at beginning of period                         416         697       1,414
                                             ===================================
Cash at end of period                        $      338   $     416   $     697
                                             ===================================

Supplemental cash flow information:
 Cash paid for (received from) income taxes  $      110   $     (5)   $    (453)
                                             ===================================
 Cash paid for interest                      $   23,888   $  21,068   $  17,086
                                             ===================================


See accompanying notes to consolidated financial statements.

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

                   Notes to Consolidated Financial Statements

                (Dollars in thousands, except per share amounts)


1. Organization and Basis of Presentation

Williams Scotsman, Inc. (the Company) is a wholly-owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company changed its name from The Scotsman Group, Inc. to Williams Scotsman, Inc. effective January 1, 1997.

The operations of the Company consist of the leasing and sale of mobile offices and, to a lesser extent, modular structures (equipment) and their delivery and installation. Leasing operations account for a majority of the Company's revenues and gross profits and are primarily comprised of the leasing of mobile office and storage units and the sale of units from the Company's lease fleet.

1994 Acquisition

On September 14, 1994, the Company purchased all of the outstanding shares of common stock of Mobile Holdings, Inc. (Mobile) for an aggregate cost of $9,538. The acquisition, which was effective as of August 31, 1994, was accounted for under the purchase method of accounting and, accordingly, the total cost has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

      Rental equipment                                           $ 16,648
      Property, plant and equipment                                 2,055
      Long-term debt assumed                                       (5,505)
      Deferred income taxes recorded                               (4,313)
      Other net liabilities assumed                                  (702)
                                                                 --------
      Net assets acquired                                           8,183
                                                                 --------

      Excess of cost over net assets acquired (goodwill)            1,355
                                                                 --------
      Total cost                                                  $ 9,538
                                                                 ========

The long-term debt was repaid subsequent to the acquisition. A deferred income tax liability was recorded for the tax effect of differences between the bases of Mobile's assets and liabilities for tax and financial reporting purposes.

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

             Notes to Consolidated Financial Statements (continued)


1. Organization and Basis of Presentation (continued)

Unaudited pro forma results of operations for the year ended December 31, 1994 assuming that the acquisition of Mobile had occurred on January 1, 1994, are presented below:

         Total revenue                                           $140,365
         Net income                                                 1,242
         Net income per share                                    $   0.37

The pro forma results include the historical accounts of the Company and the historical accounts for the acquired business adjusted to reflect (1)
depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the acquisition, (2) interest on acquisition financing and (3) the elimination of non-recurring expenses. The pro forma results of operations are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the acquired company been combined in prior years.

Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

(a)    Use of Estimates

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(b)    Leasing Operations

       Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 36 months, and contractually averaged approximately 12 months at December 31, 1996. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

             Notes to Consolidated Financial Statements (continued)


1. Organization and Basis of Presentation (continued)

(b)    Leasing Operations (continued)

       using an estimated economic useful life of 10 to 20 years and an estimated residual value of either $1,000 or 20%. Costs of improvements and betterments are capitalized, whereas costs of replacement items, repairs and maintenance are expensed as incurred. Costs incurred for equipment to meet particular lease specifications are capitalized and depreciated over the lease term. However, costs aggregating less than $1,000 per unit are generally expensed as incurred.

(c)    Deferred Financing Costs

       Costs of obtaining long-term debt are amortized over the term of the debt by the interest method.

(d)    Property, Plant and Equipment

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 20 to 40 years for buildings and improvements and 3 to 12 years for furniture and equipment.
       Maintenance and repairs are charged to expense as incurred.

(e)    Income Taxes

       Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is included in the consolidated federal income tax return of Holdings. Income taxes are included in the accompanying financial statements on a separate return basis.

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

             Notes to Consolidated Financial Statements (continued)


1. Organization and Basis of Presentation (continued)

(f)    Earnings Per Share

       Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 1996, 1995, and 1994.

2. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                               December 31
                                                          1996            1995
                                                        ------------------------

Land                                                    $  6,889        $  5,018
Buildings and improvements                                12,820          11,052
Furniture and equipment                                   13,870           7,428
                                                        ------------------------
                                                          33,579          23,498
Less accumulated depreciation                              4,547           2,410
                                                        ------------------------
Net property, plant and equipment                       $ 29,032        $ 21,088
                                                        ========================

3. Long-Term Debt

Long-term debt consists of the following:

                                                               December 31
                                                          1996            1995
                                                        ------------------------

Borrowings under revolving credit facility              $103,753        $ 77,695
9.5% senior secured notes                                165,000         165,000
                                                        ------------------------
                                                        $268,753        $242,695
                                                        ========================

The loan agreement for the revolving credit facility, as amended, provides for a $120,000 revolving credit facility which matures December 16, 1997 and can be extended for an additional year at the option of the Company. Interest is payable at a rate of either prime plus .25% or LIBOR plus 2.50% at the option of the Company. The weighted average interest rate was 8.18% at December 31, 1996. Borrowings under the credit facility are secured by a first priority lien on and

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

             Notes to Consolidated Financial Statements (continued)


3. Long Term Debt (continued)

security interest in the Company's rental equipment, accounts receivable and property, plant and equipment. In addition to the restrictions and limitations described under the note agreement, the credit facility loan agreement requires compliance with certain financial covenants including maintenance of minimum net worth, working capital, number of units in the lease fleet and fleet utilization.

The 9.5% senior secured notes are due December 15, 2000 with interest payable semi-annually on June 15 and December 15 of each year. On or after December 15, 1997, the notes are redeemable at the option of the Company, at redemption prices of 103.167% and 101.583% during the 12 month periods beginning December 15, 1997 and 1998, respectively, and 100% thereafter (subject to price adjustment under certain events). Upon the occurrence of a change of control, the holders of the notes have the right to require the Company to repurchase the notes at a purchase price of 101%. The notes are secured by a second priority lien on and security interest in the collateral under the revolving credit facility loan agreement. The note agreement limits or restricts the Company's ability to incur additional indebtedness, issue preferred stock, make distributions of capital in an amount not to exceed 50% of accumulated earnings, dispose of property, incur liens on property and merge with or acquire other companies.

At December 31, 1996 and 1995, the fair value of long-term debt was approximately $274,000 and $246,000, respectively, based on the quoted market price of the senior secured notes and the book value of the revolving credit facility, which is an adjustable rate note.

4. Obligations of Parent Company

On March 2, 1994, Holdings completed a private placement of 21,250 securities consisting of $21,250 principal amount of 11% Series A senior notes due March 1, 2004 and 173,648 shares of Holdings common stock. The common stock was assigned a value of $2,042 based on a per share price of $11.76. The remaining proceeds of $19,208 were assigned to the notes. The discount on the notes of $2,042 is being accreted over the maturity period. The proceeds of this offering were used to retire unsecured convertible notes payable to a stockholder of Holdings of $20,000. Interest on the 11% notes is payable semi-annually in additional notes or cash through March 1, 1999, and payable in cash thereafter. Holdings elected to pay all interest payments due under the notes in additional notes payable aggregating $6,514. These notes bear interest at 11% and are due March 1, 2004.

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

             Notes to Consolidated Financial Statements (continued)


4. Obligations of Parent Company (continued)

On or after March 1, 1999, the notes are redeemable at the option of Holdings at redemption prices of 104.125%, 102.750% and 101.375%, during the twelve month periods beginning March 1, 1999, 2000 and 2001 respectively, and 100% thereafter. Upon the occurrence of a change in control, the holders of the notes have the right to require Holdings to repurchase the notes at a purchase price of 101%.

Effective, August 12, 1994, Holdings completed the registration of 11% Series B notes. Such notes have been exchanged for all of the outstanding 11% Series A senior notes. The form and terms of the Series B notes are identical to the form and terms of the Series A notes except that the Series B notes have been registered under the Securities Act of 1933, as amended, and do not bear any legends restricting the transfer thereof.

The Holdings notes are not secured by the Company's assets or common stock and the Company has no plans to assume or otherwise become liable with respect to the notes.

5. Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                                 December 31
                                                               1996        1995
                                                             -------------------
Deferred tax liabilities:
Cost basis in excess of tax basis of assets and
 accelerated tax depreciation:
   Rental equipment                                          $94,050     $86,718
   Property, plant and equipment                                 983         983
                                                             -------------------
       Total deferred tax liabilities                         95,033      87,701
                                                             -------------------
Deferred tax assets:
Allowance for doubtful accounts                                  100         177
Rents billed in advance                                        3,317       2,759
Pre-acquisition separate company net operating
 loss carryovers                                              25,816      26,273
Net operating loss carryovers                                  3,547       2,728
Alternative minimum tax credit carryovers                      1,465       1,296
Investment tax credit carryovers                                 860         860
Other                                                          2,288       1,622
                                                             -------------------
       Total deferred tax assets                              37,393      35,715
                                                             -------------------
Net deferred tax liabilities                                 $57,640     $51,986
                                                             ===================

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

             Notes to Consolidated Financial Statements (continued)


5. Income Taxes (continued)

In December 1993, Holdings purchased all of the issued and outstanding shares of common stock of the Company. For financial statement purposes, the acquisition was accounted for under the purchase method of accounting by Holdings, and the Company restated its balance sheet to "push down" the effects of the purchase accounting adjustments. In connection with the acquisition of the Company, the tax bases of the assets and liabilities of the Company prior to the acquisition are carried over and continue as the tax bases of the Company. As a result, the Company recorded deferred income tax liabilities of $13,455 representing the tax effect of the differences between such tax bases and the related amounts recorded as the cost of the acquisition for financial reporting purposes.

At December 31, 1996,  the Company had net operating loss  carryovers  available for federal income tax purposes of approximately $76,120, including pre-acquisition separate company loss carryovers available for federal income tax purposes of approximately $67,315 and investment tax credit carryovers of approximately $860. These carryovers expire at various dates from 2000 to 2009. Also, alternative minimum tax credit carryovers of approximately $1,465 are available without expiration limitations. The annual utilization of the preacquisition net operating loss carryovers is subject to certain limitations under the Internal Revenue Code.

The income tax expense consists of the following:

                                                      Years ended December 31
                                                    1996        1995       1994
                                                   -----------------------------

Current                                            $   326     $   100     $ 100
Deferred                                             5,654       2,763       600
                                                   -----------------------------
                                                   $ 5,980     $ 2,863     $ 700
                                                   =============================

Federal                                            $ 5,145     $ 2,453     $ 600
State                                                  835         408       100
                                                   -----------------------------
                                                   $ 5,980     $ 2,863     $ 700
                                                   =============================

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

             Notes to Consolidated Financial Statements (continued)


5. Income Taxes (continued)

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 34% to income before income taxes as follows:

                                                         Years ended December 31
                                                        1996      1995      1994
                                                      --------------------------

Income tax at statutory rate                          $5,311     $2,524     $602
State income taxes, net of federal tax benefit           543        308       66
Other                                                    126         31       32
                                                      --------------------------
                                                      $5,980     $2,863     $700
                                                      ==========================



6. Commitments

The Company is obligated under noncancellable operating leases of certain equipment, vehicles and parcels of land. At December 31, 1996 approximate future minimum rental payments are as follows:

         1997                                                      $1,525
         1998                                                         883
         1999                                                         758
         2000                                                         495
         2001 and thereafter                                          126
                                                                   -------
                                                                   $3,787
                                                                   =======

Rent expense was $2,875 in 1996, $2,605 in 1995 and $2,288 in 1994.

7. Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lessor of (i) 15% of their annual compensation from the Company and (ii) the dollar limit described in Section 402(g) of the Code ($9,500 in 1996). All amounts under this salary reduction feature are fully vested.

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

             Notes to Consolidated Financial Statements (continued)


7. Employee Benefit Plans (continued)

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements.

Contributions by the Company to the 401(k) Plan were approximately $243 in 1996, $129 in 1995, and $54 in 1994.

The Company recorded $1,800, $1,775, and $925 of management incentive compensation in 1996, 1995, and 1994 respectively, including deferred compensation of $1,400 in 1996, $1,375 in 1995 and $525 in 1994, in connection with the Incentive Compensation Plan (the Plan). The Plan covers approximately 40 management members of the Company. Under the terms of the Plan, incentive compensation is payable annually to members of the Plan, based upon the Company achieving certain earnings before interest, income taxes, provision for deferred compensation, depreciation and amortization (EBITDA) targets. In addition, if certain cumulative EBITDA targets are met over the five year period ending December 31, 1998, additional compensation will be payable in 1999.

In March 1995, the Company adopted a stock option plan for certain key employees. Under the plan, employees may be granted options to purchase up to a total of 7.5% of Holdings' outstanding common stock. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. The options vest ratably over 5 years and expire 10 years from the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over

                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

             Notes to Consolidated Financial Statements (continued)


7. Employee Benefit Plans (continued)

the present value of both the
exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 1996 and 1995: risk-free interest rate of 6%; weighted average expected life of the options of 5 years; and no dividends.

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                                             1996         1995
                                                          ----------------------

Pro forma net income                                       $9,076        $4,543
Pro forma earnings per share                               $ 2.73        $ 1.37


A summary of stock option activity and related information for the years ended December 31 follows:

                                              1996                    1995
                                      ------------------------------------------
                                                Weighted                Weighted
                                                Average                 Average
                                                Exercise                Exercise
                                      Options    Price        Options    Price
                                      -------------------     ------------------

Beginning balance                      38,200    $13.78            -           -
Granted                               115,050     28.80       38,200      $13.78
Exercised                                   -         -            -           -
Forfeited                             (2,200)     20.61            -           -
                                      ------------------------------------------
Ending balance                        151,050    $25.12       38,200      $13.78

Exercisable at end of year             37,610    $22.89        7,640      $13.78

Weighted  average  minimum  value
 of options granted during year
                                                 $ 7.28                   $ 3.48


                             Williams Scotsman, Inc.
               (formerly The Scotsman Group, Inc.) and Subsidiary

             Notes to Consolidated Financial Statements (continued)


7. Employee Benefit Plans (continued)

Exercise prices for options outstanding as of December 31, 1996 are $13.78 and $28.80. The weighted-average remaining contractual life of those options is 8.75 years.

8. Related Party Transactions

In connection with the acquisition of the Company by Holdings, the Company entered into a management agreement with a subsidiary of the principal stockholder of Holdings. The agreement provides that the Company will pay an annual fee of up to $250 in consideration for certain management, consulting and financial advisory services. The Company incurred expenses of $250 for these services in 1996, 1995 and 1994.

9. Other

Holdings is considering various strategic alternatives, including a sale of the Company. There can be no assurance that any transaction will be consummated.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Officers

     The Company's directors and executive officers are as follows:

Name                         Age                  Position
----                         ---                  --------
Barry P.  Gossett..........  56  Chairman and Chief Executive Officer; Director
Gerard E. Holthaus.........  47  President and Chief Operating Officer; Director
Marietta F.  Adamo.........  46  Executive Vice President-- Administration
Stephen Berger.............  57  Director
Muzzafar Mirza.............  39  Director
Brian Kwait................  35  Director

--------

     The directors are elected annually and serve until their successors are duly elected and qualified. No director of the Company receives any fee for attendance at Board of Directors meetings or meetings of Committees of the Board of Directors. Outside directors are reimbursed for their expenses for any meeting attended.

     Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board of Directors.

     In addition to the executive officers of the Company identified above, the following persons are instrumental to the management of the Company:

Name                    Age                       Position
----                    ---                       --------
J.  Collier Beall....... 49  Senior Vice President and Southern Division Manager
Joseph F. Donegan....... 46  Senior Vice President and Northern Division Manager
James D.  Funk.......... 52  Vice President - Midwestern Regional Manager
Katherine K.  Giannelli. 36  Vice President and Controller
Robert W. Hansen........ 40  Vice President - Western Regional Manager
Gerard E. Keefe......... 40  Vice President - Fleet and Finance
William C. LeBuhn....... 34  Vice President -  Human Resources
John B. Ross............ 48  Vice President and Corporate Counsel
William H. Ryan......... 51  Vice President -  Customer Development Services
William J. Wyatt........ 57  Vice President -  Marketing and Sales Support
---------

     Mr. Gossett was elected Chairman and Chief Executive Officer in October 1995. Prior to this, he served as President and Chief Executive Officer of the Company from 1990 to October 1995. Mr. Gossett has been a director and employee of the Company or its predecessor for over twenty-five years. Before joining the Company, Mr. Gossett was a partner at Buchanan and Company, a Washington, D.C. accounting firm. Mr. Gossett was one of the founders of the Modular Building Institute, an industry trade group which represents 160 member companies.

     Mr. Holthaus was appointed President and Chief Operating Officer of the Company in October 1995. Prior to this, he served as the Executive Vice President, Chief Financial Officer of the Company from June 1994 to October 1995. He has been a director of the Company since June 1994. Before joining the Company, Mr. Holthaus served as Senior Vice President of MNC Financial, Inc. from April 1988 to June 1994. From 1971 to 1988, Mr. Holthaus was associated with the accounting firm of Ernst and Young (Baltimore), where he served as a partner from 1982 to 1988.

     Ms. Adamo has been the Executive Vice President--Administration since 1990, and was Vice President of Administration of Williams from 1988 to 1990. Ms. Adamo is responsible for corporate and branch office administrative services, as well as the Company's Productivity Improvement initiatives.

     Mr. Berger has been a director of the Company since December 1993. Mr. Berger has been a General Partner of Odyssey Partners, a private New York investment firm, since July 1993. From July 1990 to July 1993, he was employed by General Electric Capital Corporation, most recently as Executive Vice President and as Chairman of a subsidiary of such company. From October 1985 to June 1990, he served as the Executive Director of the New York and New Jersey Port Authority. Mr. Berger is also a director of Forstmann & Co. Inc. and Hugoton Energy Corporation.

     Mr. Mirza has been a director of the Company since December 1993. Mr. Mirza has been a principal of Odyssey Partners since July 1993. From May 1988 to June 1993, he was employed by General Electric Capital Corporation, as Managing Director of Merchant Banking for the GE Capital Corporate Finance Group. From 1983 to 1988, he was a Vice President of Marine Midland Bank, N.A. Mr. Mirza is also a director of JPS Textile Group, Inc.

     Mr. Kwait has been a director of the Company since December 1993. Mr. Kwait has been a principal of Odyssey Partners since August 1989. From July 1988 to August 1989, he was an associate with Bear, Stearns & Company. From 1986 to 1988, he attended the Wharton Business School at the University of Pennsylvania. Mr. Kwait is also a director of CellNet Data Systems.

     Mr. Beall was appointed Senior Vice President and Southern Division Manager in October 1996. In addition, he serves as the Southeastern Regional Manager of the Company. Mr. Beall's responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel. Prior to joining Williams in 1977, Mr.

Beall was a Regional Manager for Modular Sales and Leasing Company based in Georgia. Mr. Donegan was appointed Senior Vice President and Northern Division Manager in October 1996. In addition, he serves as the Northeastern Regional Manager of the Company, a position he has held since June 1994, and also prior to 1991. Mr. Donegan's responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel. Mr. Donegan has over 20 years of experience within the industry. From 1991 through May 1994, Mr. Donegan held similar positions with Space Master Buildings, Kullman Industries and Bennett Mobile Offices.

     Mr. Funk is the Midwestern Regional Manager of the Company. Mr. Funk's responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel. Prior to joining the Company in 1986, Mr. Funk was a branch manager for IISCOM, a distributor of computer products based in Florida.

     Ms. Giannelli has served as Controller of the Company since 1990, with responsibilities for the Company's accounting department including regulatory reporting. Prior to joining the Company, Ms. Giannelli was a Senior Manager of KPMG Peat Marwick in Baltimore, Maryland where she had been employed since 1982.

     Mr. Hansen is the Western Regional Manager of the Company. Mr. Hansen's responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel. Prior to joining the Company in 1983, Mr. Hansen was General Manager of Duracite Mfg., a cabinetwork and construction firm in the San Francisco Bay Area.

     Mr. Keefe was appointed Vice President, Fleet and Finance in February, 1995, with responsibilities including overall fleet management and purchasing, treasury functions, planning and budgeting. Prior to joining the Company, Mr. Keefe was with The Ryland Group, a national homebuilder headquartered in Columbia, Maryland, from 1993 to 1995. From 1991 to 1993, he was a management consultant serving the manufacturing, distribution and financial services industries, and from 1977 to 1991, he was with Ernst & Young in Baltimore, Maryland, most recently as a Senior Manager.

     Mr. LeBuhn has served as Vice President of Human Resources since January 1994. Mr. LeBuhn's responsibilities include the management of human resources related programs. Prior to joining the Company, Mr. LeBuhn was Human Resources Manager for Sherwin-Williams Eastern Division from 1992 to January 1994 and Director of Human Resources for Consolidated International Insurance Group, Inc. from 1985 to 1992.

     Mr. Ross has been Corporate Counsel for the Company since February 1995. Prior to joining on, Mr. Ross was Corporate Counsel for MNC Leasing Corporation from 1983 to 1991 and Special Assets Counsel for MNC Financial, Inc. from 1991 to 1993. He has engaged in the private practice of law in both North Carolina and Maryland.

     Mr. Ryan has served as Vice President of Customer Development Services since October 1994, responsible for the rental and sales of revenue enhancement products to Scotsman's existing customer base and national accounts. From 1990 to 1994, Mr. Ryan was Vice President of Scotsman Buildings, responsible for the Company's Modular Structures Division. Prior to joining on, Mr. Ryan was employed as Vice President of Sales for Cardinal Industries, Inc., a manufacturer and builder of modular buildings.


     Mr. Wyatt has served as Director of Marketing and Sales Support since February 1994, was Director of Sales and Marketing for the Mobile Offices Division from 1990 to 1994 and was National Sales Manager of Williams from 1988 to 1990. Before joining on, Mr. Wyatt operated W.J. Wyatt and Company, Inc., a consulting firm providing sales development, market planning, convention and meeting management and publishing services.

Item 11.

Executive Compensation

                           Summary Compensation Table

     The following table sets forth certain information concerning the compensation for the last three completed fiscal years of the five highest paid officers of the Company who received total compensation in excess of $100,000
during    1996.

                                                                                    Long Term
                                                                                   Compensation
                                                                                      Awards
                                                                                      ------
                                                                                    Securities
                                                              Annual Compensation   Underlying    All Other
                                                              -------------------   ----------    ---------
                                                        Year    Salary    Bonus       Options   Compensation
                                                        ----    ------    -----       -------   ------------
Barry P.
Gossett Chairman and Chief Executive  Officer.......... 1996  $225,000  $51,000         ---     $ 20,374(2)
                                                        1995   205,770   51,000         ---       18,066(2)
                                                        1994   200,000   52,000         ---        3,287(2)

Gerard E. Holthaus
President and Chief Operating Officer.................. 1996   200,000   50,500      27,000(1)    15,422(2)
                                                        1995   180,769   50,500       7,800(1)    12,968(2)
                                                        1994    78,327   50,000         ---        8,297(2)

J. Collier Beall
Senior Vice President and Southern Division Manager.... 1996   216,881   20,000      10,000(1)     9,825(2)
                                                        1995   171,390   28,000       2,300(1)     7,200(2)
                                                        1994   155,901   23,750         ---        7,200(2)

Joseph F. Donegan
Senior Vice President and Northern Division Manager.... 1996   200,557   20,000      10,000(1)     9,625(2)
                                                        1995   148,635   25,000       1,950(1)     8,138(2)
                                                        1994    54,609   15,000         ---        3,600(2)

James D. Funk
Vice President - Midwestern Regional Manager........... 1996   147,357   20,000       7,000(1)     9,144(2)
                                                        1995   158,338   20,000       1,950(1)     7,875(2)
                                                        1994   166,018   21,875         --         7,450(2)

(1) Represents options granted to purchase shares of Holdings pursuant to the Scotsman Holdings, Inc. 1994 Employee Stock Option Plan.

(2) Represents disability insurance premium, key man life insurance premium, car allowance or lease amounts and employer match under the 401(k) Plan.

1994 Management Equity Offering

     In 1994, certain management employees were offered the opportunity to purchase up to 1.6% of Holdings' common stock at a purchase price of $11.76 per share, representing fair market value of the shares. A total of 54,082 shares were offered and purchased under this plan. See a description of the restriction on these shares in "Item 13 - Stockholders' Agreement".

Scotsman Holdings, Inc. 1994 Employee Stock Option Plan

     In March 1995, a stock option plan was adopted for certain key employees. In February 1997, options for 107,530 shares of Holdings were granted at an offer price of $55.18 per share. Under this plan, certain key employees may be granted options to purchase up to a total of 7.5% of Holdings' outstanding common stock. The options are exercisable for a period of 10 years from date of grant and have a five year vesting schedule.

Long Term Incentive Plan

     The Company adopted a long term incentive plan (the "Incentive Compensation Plan") under which certain management employees will be entitled to receive, for each of fiscal years 1994 through 1998, cash compensation, if certain operating targets (EBITDA) are met. Each participant under the Incentive Compensation Plan may be entitled to an additional lump sum payment following the end of the Company's 1998 fiscal year, depending on the extent to which cumulative EBITDA of the Company for the five year period beginning in fiscal 1994 and ending in fiscal 1998 exceeds the EBITDA target amount for the same period. In February 1997, $400,000 was paid to approximately 40 management employees based upon the Company's 1996 operating performance.

401(k)/Defined Contribution Plan

     On May 1, 1993 the Company adopted a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Each employee of the Company who completes one hour of service with the Company is eligible to participate in the salary reduction feature of the 401(k) Plan. The 401(k) Plan permits participants to contribute the lesser of (i) 15% of their annual compensation from the Company and (ii) the dollar limit described in Section 402(g) of the Code ($9,500 in 1996). All amounts deferred under the 401(k) Plan's salary reduction feature by a participant are fully vested.

     The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant who makes salary reduction deferrals to the 401(k) Plan, has been employed for

12 consecutive months by the Company, completes 1,000 hours of service with the Company during the Plan year and is employed by the Company on the last day of the year. This percentage, if any, is determined by the Board of Directors at their discretion and is communicated to 401(k) Plan participants during the year for which the matching contribution will be made. Matching contributions made on behalf of a 401(k) Plan participant are subject to a deferred vesting schedule based on the number of years a participant has been employed by the Company. A participant becomes 20%, 40%, 60%, and 100% vested in the matching contributions made to the 401(k) Plan on his or her behalf after completion of 2, 3, 4 and 5 years of service with the Company, respectively.

     The 401(k) Plan also has a "profit sharing" feature, under which the Company may contribute, in its discretion, an additional amount which is allocated to the accounts of active participants who have been employed for 12 consecutive months by the Company, who have completed 1,000 hours of service during the Plan Year and who are employed on the last day of the year, based on such participants' compensation for the year.

     A participant's 401(k) Plan benefits generally are payable upon the participant's death, disability, retirement, or other termination of employment. Payments under the 401(k) Plan are made in a lump sum.

     In 1996, the Company made matching contributions to the 401(k) Plan participants in an aggregate amount of $242,913.

Compensation Committee Interlocks and Insider Participation

     No director or executive officer of the Company was or is a director or executive officer of any corporation, other than Holdings, that has a director or executive officer who is also a director of the Company or a member of a committee of the Board of Directors. During 1996, no officers or employees of the Company other than Messrs. Gossett and Holthaus participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     All of the issued and outstanding shares of Common Stock of the Company are owned by Holdings. The following table sets forth certain information regarding the ownership of Holding's Common Stock as of the date of this Report by (i) all persons owning of record or beneficially to the knowledge of the Company 5% or more of the issued and outstanding Common Stock of Holdings, (ii) each director individually and (iii) all executive officers and directors as a group:

                                                                      Percentage
     Name                                                 Shares         Owned
     ----                                                 ------         -----
     Odyssey Partners, L.P. (1)
       Stephen Berger (2)
       Brian Wruble (2)
       Leon Levy (2)
       Jack Nash (2)                                    2,989,201(3)     88.6%
       Joshua Nash (2)
     31 West 52nd Street
     New York, New York  10019......................

     Barry P. Gossett (1)(4)........................      259,469         7.7%

     Gerard E. Holthaus (1)(4)......................       12,700         0.4%

     All executive officers and directors as a group    3,285,020        97.3%
     ---------------------

(1) Deemed a beneficial owner of the Company's Common Stock by virtue of ownership of shares of common stock of Holdings, the parent company of the Company.

(2) The shares of common stock beneficially owned by Odyssey Partners may be deemed to be beneficially owned by the general partners of Odyssey
     Partners: Stephen Berger, Brian Wruble, Leon Levy, Jack Nash and Joshua Nash (collectively, the "General Partners"), who will share voting and investing control over such shares. The General Partners disclaim such beneficial ownership. The address of each of the General Partners is the address of Odyssey Partners.

(3) Does not include shares beneficially owned by Mr. Gossett, as to which Odyssey Partners has an irrevocable proxy. See "Item 13 -- Stockholders' Agreement."

(4) Mr. Gossett's and Mr. Holthaus' address is the address of the Company's principal executive offices.

Item 13. Certain Relationships and Related Transactions

Odyssey Investors Management Agreement

     The Company and Odyssey Investors, Inc. ("Odyssey Investors"), a wholly owned subsidiary of Odyssey Partners, entered into a management agreement (the "Management Agreement"), dated as of December 16, 1993, which provides that the Company will pay Odyssey Investors an annual fee of up to $250,000 in consideration of certain management, consulting, and financial advisory services to be rendered by Odyssey Investors, until such time, if any, as the Company has outstanding publicly-held shares of Common Stock. The terms of the Management Agreement were not the result of arms' length bargaining and have not been reviewed as to fairness by any independent party and no determination has been made as to whether the terms of the Management Agreement were as favorable as those which might have been obtained from unaffiliated parties. The Company incurred expense of $250,000 for these services in 1996.

Stockholders' Agreement

     Odyssey Partners, the Management Stockholders and the Company are parties to an Amended and Restated Management Stockholders' and Optionholders' Agreement dated as of June 6, 1994 (the "Stockholders' Agreement"), which amends and restates the Management Stockholders' and Optionholders' Agreement dated as of November 9, 1993, and which contains certain rights and restrictions with respect to the transfer of each Management Stockholder's shares of Common Stock. The Stockholders' Agreement prohibits the transfer of any shares of Common Stock by each Management Stockholder (other than sales required in connection with the disposition of all shares of Common Stock owned by Odyssey Partners and its affiliates) until the earlier of fifteen months after an initial public offering of the equity of the Company or the day after Odyssey Partners and its affiliates have disposed of more than 33-1/3% of the shares of Common Stock originally acquired by Odyssey Partners, and thereafter, the aggregate number of shares which may be transferred by each Management Stockholder in any calendar year (other than certain required sales) may not exceed 25% of the number of shares acquired in connection with the Acquisition plus the number of any shares acquired pursuant to the exercise of stock purchase options. In addition, the Stockholders' Agreement restricts the transfer of shares of Common Stock by each Management Stockholder for a period of five years from the date of purchase of such shares, except certain permitted transfers and transfers pursuant to an effective registration statement or in accordance with Rule 144 under the Securities Act. Upon the expiration of such five-year period, subject to the foregoing restrictions, each Management Stockholder may transfer his shares after giving to Odyssey Partners and the Company, respectively, a right of first refusal to purchase such shares.

     Each Management Stockholder has the right (and in limited circumstances the obligation) to sell his shares in connection with certain dispositions of shares by Odyssey Partners and the right to cause his shares to be included in certain registrations of Common Stock on behalf of Odyssey Partners. Each Management Stockholder has granted to Odyssey Partners an irrevocable proxy that permits Odyssey partners to vote his shares. In addition, upon termination of any Management Stockholder's employment, the Company may elect to require such Management Stockholder to sell to the Company all of his shares.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Financial Statements and Financial Statement Schedules (1) and (2) See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K filed in the fourth quarter of 1996.

          In a report on Form 8-K dated November 27, 1996, the Company reported a change in the Registrant's name from The Scotsman Group, Inc. to Williams Scotsman, Inc., effective January 1, 1997.

     (c)  Exhibits

     Exhibit Number

     3.1 -- Certificate of Incorporation of Williams Scotsman, Inc., as amended. (Incorporated by reference to Exhibit 3(i) of Form 8-K dated November 27, 1996).

     3.2 -- By-laws of Williams Scotsman, Inc. (Incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-l, Commission File No. 33-68444).

     4.1  --  Indenture dated as of December 16, 1993 between
              The Scotsman Group, Inc. and Continental  Bank
              National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K of The Scotsman Group, Inc.for the year ended December 31, 1993 (the "Scotsman 1993 10-K")).

     10.1 -- Loan and Security Agreement dated December 16, 1993 between Congress Financial Corporation and
              The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Scotsman 1993 10-K).

     10.2 -- Amendment No. 1 to Loan and Security Agreement dated June 15, 1994 between Congress Financial Corporation and The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.2 to the annual report on Form 10-K of

              The Scotsman Group, Inc. for the year ended December 31, 1994 (the "Scotsman 1994 10-K")).

     10.3 -- Amendment No. 2 to Loan and Security Agreement dated September 14, 1994 between Congress Financial
              Corporation and The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.3 to the Scotsman 1994 10-K).

     10.4 -- Amendment No. 3 to Loan and Security Agreement dated March 24, 1995 between Congress Financial
              Corporation and The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.4 to the Scotsman 1994 10-K).

     10.5 -- Amendment No. 4 to Loan and Security Agreement dated March 28, 1995 between Congress Financial Corporation and The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.5 to the annual report on Form 10-K of The Scotsman Group, Inc. for the year ended December 31, 1995 (the "Scotsman 1995 10-K")).

     10.6 -- Amendment No.5 to Loan and Security Agreement dated August 1, 1995 between Congress Financial Corporation and The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.6 to the Scotsman 1995 10-K).

     10.7 --  Amendment No.6 to Loan and Security Agreement dated
              October 13, 1995 between Congress Financial Corporation and The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.7 to the Scotsman 1995 10-K).

     10.8 -- Amendment No. 7 to Loan and Security Agreement dated January 30, 1996 between Congress Financial Corporation and The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.8 to the Scotsman 1995 10-K).

     10.9 --  Amendment No.8 to Loan and Security Agreement dated
              September 30, 1996 between Congress Financial
              Corporation and The Scotsman Group, Inc.

     10.10 -- Amendment No. 9 to Loan and Security Agreement dated January 31, 1997 between Congress Financial
              Corporation and Williams Scotsman, Inc.

     10.11 -- Intercreditor Agreement dated December 16, 1993 among The Scotsman Group, Inc., Congress Financial
              Corporation and Continental Bank National Association, as trustee (Incorporated by reference to Exhibit 10.3 to the Scotsman 1993 10-K).

     10.12 -- Amended and Restated Management Stockholders' and Optionholders' Agreement dated as of June 6, 1994, amending and restating the Management Stockholders' and Optionholders' Agreement dated as of November 9, 1993 by and among Scotsman Holdings, Inc., Odyssey Partners, L.P. and the parties identified as management stockholders on the signature pages thereto. (Incorporated by reference to Exhibit 10.4 of Registration Statement on Form S-l of Scotsman Holdings, Inc., Commission File No. 33-68444).

     10.13 -- Management Agreement, dated as of December 16, 1993 between The Scotsman Group, Inc. and Odyssey Investors, Inc. (Incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-l of Scotsman Holdings, Inc., Commission File No. 33-68444).

     10.14 -- Agreement, dated as of June 30, 1993 by and among The Scotsman Group, Inc., Simon E. Dragan and Whitley Manufacturing Co., Inc. (Incorporated by reference to Exhibit 10.6 of Registration Statement on Form S-l, Commission File No. 33-68444).

     10.15 -- Supply Agreement, dated as of August 25, 1993, by and between Whitley Manufacturing Co., Inc. and
              The Scotsman Group, Inc.(Incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-l, Commission File No.3-68444).

     10.16 -- Scotsman Holdings, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form S-l of Scotsman Holdings, Inc., Commission File No. 33-68444).

     10.17 -- Scotsman Holdings, Inc. 1994 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.11 of the Scotsman 1994 10-K).

     12.   -- Statement regarding computation of ratios.

     21.   -- Subsidiaries of Registrant: Mobile Field Office Company

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WILLIAMS SCOTSMAN, INC.


                                            By: /s/ Gerard E. Holthaus
                                                --------------------------
                                                Gerard E. Holthaus
                                                President

Dated:  March 28, 1997

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerard E. Holthaus, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                         Capacity                         Date
 ----                         --------                         ----


/s/ Barry P. Gossett          Chief Executive Officer          March 28, 1997
--------------------------    and Director
Barry P. Gossett


/s/ Gerard E. Holthaus        President, Chief Operating       March 28, 1997
--------------------------    Officer and Director
Gerard E. Holthaus


/s/ Katherine K. Giannelli    Controller                       March 28, 1997
--------------------------
Katherine K. Giannelli


/s/ Stephen Berger            Director                         March 28, 1997
--------------------------
Stephen Berger


/s/ Muzzafar Mirza            Director                         March 28, 1997
--------------------------
Muzzafar Mirza


/s/ Brian Kwait               Director                         March 28, 1997
--------------------------
Brian Kwait

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994

                                 (In thousands)

                                               1996         1995          1994
                                               ----         ----          ----
Allowance for Doubtful Accounts:
 Balance at beginning of the period          $   447       $  444       $   416
 Provision charged to expense                  2,209        1,509         1,207
 Purchase of Mobile Holdings, Inc.               ---          ---            65
 Accounts receivable written-off (net of
           recoveries)                        (2,398)      (1,468)       (1,282)
                                               -----        -----         -----

 Balance at end of the period                $   258      $   447       $   406
                                               =====        =====         =====

                              EXHIBITS TO FORM 10-K
                             WILLIAMS SCOTSMAN, INC.
                                  EXHIBIT INDEX

                                                                   Sequentially
                                                                     Numbered
Exhibit No.       Description of Document                              Page
-----------       -----------------------                              ----

10.9   --         Amendment No.8 to Loan and Security Agreement         53
                  dated September 30, 1996 between Congress
                  Financial Corporation and The Scotsman Group,
                  Inc.

10.10  --         Amendment No.9 to Loan and Security Agreement         56
                  dated January 31, 1997 between Congress
                  Financial Corporation and Williams Scotsman,
                  Inc.

12.    --         Statement regarding computation of ratios.            60