Form 10-Q
period 1997-03-31
SCOTSMAN GROUP INC
filed 1997-04-21
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         [x]THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of March 31, 1997, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            THE SCOTSMAN GROUP, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                      Page
                                                                       ----

         Item 1.  Financial Statements


         Consolidated Balance Sheets at March 31, 1997                  1
         and December 31, 1996

         Consolidated Statements of Operations for the three            2
         months ended March 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the three            3
         months ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements                     5


         Item 2.  Management's Discussion and Analysis of               6
                  Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                      9

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                        March 31,                              March 31,
                                                          1997      December 31,
         Assets                                        (Unaudited)      1996
         ------                                        -----------      ----
                                                        (dollars in thousands)


Cash and temporary investments                               $312          351
Trade accounts receivable, less allowance for
   doubtful accounts                                        4,412       23,145
Prepaid expenses and other current assets                  10,751        9,295

Rental equipment, at cost                                 441,867      423,703
   Less accumulated depreciation                           75,874       67,520
                                                          -------      -------

      Net rental equipment                                365,993      356,183
                                                          -------      -------

Property, plant and equipment, net                         31,140       29,032
Deferred financing costs, net                               4,886        5,494
Other assets                                                4,930        5,197
                                                          -------      -------
                                                        $ 442,424      428,697
                                                          =======      =======
    Liabilities and Stockholder's Equity

Accounts payable                                           $7,736        9,826
Accrued expenses                                           14,225        8,924
Rents billed in advance                                    10,699       10,621
Long-term debt                                            275,262      268,753
Deferred compensation                                       3,575        3,300
Deferred income taxes                                      59,026       57,640
                                                          -------      -------

      Total liabilities                                   370,523      359,064
                                                          -------      -------

Stockholder's equity:
   Common stock, $.01 par value. Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares          33           33
   Additional paid-in capital                              56,844       56,844
   Retained earnings                                       15,024       12,756
                                                          -------      -------

      Total stockholder's equity                           71,901       69,633
                                                          -------      -------

                                                        $ 442,424      428,697
                                                          =======      =======


See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   Three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                        1997              1996
                                                        ----              ----

                              (in thousands except share and per share amounts)

Revenues:
    Leasing                                       $    31,239           26,515
    Sales of new units                                  8,545            6,009
    Delivery and installation                           8,173            6,503
    Other                                               4,759            3,617

                    Total revenues                     52,716           42,644

Costs of sales and services:
    Leasing:
       Depreciation and amortization                    7,942            7,071
       Other direct leasing costs                       7,039            5,998
    New units                                           7,198            5,040
    Delivery and installation                           6,125            5,121
    Other                                               1,243              647

                    Total costs                        29,547           23,877

                    Gross profit                       23,169           18,767

Selling, general and administrative expenses           12,118           10,864
Other depreciation and amortization                       612              555
Interest, including amortization of deferred
   financing costs                                      6,747            6,263

                    Total operating expenses           19,477           17,682

                    Earnings before income taxes        3,692            1,085
Income tax expense                                      1,424              418
                                                   ----------       ----------

                    Net earnings                  $     2,268              667
                                                   ==========       ==========


Earnings per common share                         $      0.68             0.20
                                                   ==========       ==========

Weighted average shares outstanding                 3,320,000        3,320,000


See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1997 and 1996
                                   (Unaudited)


                                                          1997            1996
                                                          ----            ----
                                                         (dollars in thousands)

Cash flows from operating activities:
    Net earnings                                        $  2,268           667
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation and amortization                    9,188         8,232
          Provision for bad debts                            680           424
          Deferred income tax expense                      1,386           393
          Provision for deferred compensation                275           275
          Gain on sale of rental equipment                  (655)         (521)
          Increase in net trade accounts
               receivable                                 (1,947)        1,370)
          Increase in accrued expenses                     5,301         4,001
          Other                                           (3,219)         (916)
                                                          -------       ------

             Net cash provided by operating activities    13,277        11,185

Cash flows from investing activities:
    Redemption of certificates of deposit                    ---           250
    Rental equipment additions                           (20,318)       (7,674)
    Proceeds from sales of rental equipment                3,221         2,596
    Purchases of property, plant and equipment, net       (2,703)       (1,464)
                                                                                         -----            -----

             Net cash used in investing activities      $(19,800)       (6,292)
                                                                                        ------            -----

                                                                    (continued)

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                            1997          1996
                                                            ----          ----

Cash flows from financing activities:
  Proceeds from long-term debt                             59,824       38,903
  Repayment of long-term debt                             (53,315)     (43,260)
  Increase in deferred financing costs                        (25)          --
  Payment of dividends                                         --         (600)
                                                          -------      -------

    Net cash provided by (used in) financing activities     6,484       (4,957)
                                                          -------      -------

    Net decrease in cash                                      (39)         (64)
Cash at beginning of period                                   338          416

Cash at end of period                                    $    299          352
                                                          =======     ========

Supplemental cash flow information:
    Cash paid for income taxes                           $     93           61
                                                          =======     ========

    Cash paid for interest                               $  2,197        1,789
                                                          =======     ========










See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)      FINANCIAL STATEMENTS

         The financial information for the three months ended March 31, 1997 and 1996 has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31,1997 and its operating results and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

     Three Months Ended March 31, 1997 Compared with Three Months Ended March 31, 1996. Revenues in the quarter ended March 31, 1997 were $52.7 million, a $10.1 million or 23.6% increase from revenues of $42.6 million in the same period of 1996. This increase resulted from a $4.7 million or 17.8% increase in leasing revenue, a $2.5 million or 42.2% increase in new sales revenue, a $1.7 million or 25.7% increase in revenue from delivery and installation and a $1.1 million or 31.6% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 10.3% to approximately 41,200 for the first quarter of 1997, and increase in fleet utilization of approximately four percentage points to 86% and an increase of approximately $6 in the average monthly rental rate. The increase in new sales revenue is due to a large volume of classroom sales occurring in the Western region during the first quarter of 1997. The increase in delivery and installation revenue is due to the increases in leasing activity and new sales activity described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

     Gross profit for the quarter was $23.2 million, a $ 4.4 million or 23.5% increase from the first quarter of 1996. This increase is primarily due to an increase in leasing gross profit of $2.8 million or 20.9% and an increase in gross profit from delivery and installation of $0.7 million or 48.2%. The increase in leasing gross profit is due to the increases in leasing activity described above as well as an increase in the leasing margins from 50.7% in the first quarter of 1996 to 52.0% in the first quarter of 1997. Excluding depreciation and amortization, leasing margins increased from 77.4% in 1996 to 77.5% in 1997. The increase in gross profit from delivery and installation is due to the increases in the leasing and new sales activity described above.

     Selling, general and administrative (SG&A) expenses increased by $1.3 million or 11.5% from the first quarter of 1996. This increase is a result of the growth experienced by the Company, both in terms of the number of branches and the size of the fleet. The Company's branch network has expanded from 51 branches at March 31, 1996 to 60 branches at March 31, 1997 while the fleet has grown by approximately 3,900 units from March 31, 1996. Of the overall increase in SG&A expenses, $0.7 million represents field related expenses, primarily payroll expenses, incurred in connection with this branch expansion.

     Interest expense increased by $0.5 million or 7.7% in the first quarter of 1997. This relatively minor increase was due to increases in the average balance outstanding on the line of credit during the quarter of $29.8 million, as compared to the first quarter of 1996, offset by a decrease in the average effective interest rate from 8.2% to 8.0%.

Liquidity and Capital Resources

     During the three months ended March 31, 1997 and 1996, the Company's principal source of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $13.3 million and $11.2 million for the quarter ended March 31, 1997 and 1996, respectively, was largely generated by the Company's leasing operations, which includes the rental and sale of units from its lease fleet.

     The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before depreciation, amortization, provision for deferred compensation, interest and taxes. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $4.1 million or 26.4% to $19.3 million in the first three months of 1997 compared to $15.2 million in the same period of 1996. The increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet, offset by increased SG&A expenses to support the increased activities during the first quarter of 1997.

     Cash flow used in investing activities of $19.8 million and $6.3 million in the three months ended March 31, 1997 and 1996, respectively, was primarily for net additions to the Company's lease fleet, including the acquisition of two lease fleets in 1997 of approximately 1,400 units. Cash provided by financing activities of $6.5 million in the quarter ended March 31, 1997 was primarily from the funding of the fleet expansion previously described, while cash used in financing activities of $5.0 million in the quarter ended March 31, 1996 was primarily for the repayment of borrowings under the line of credit.

     The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

                           PART II - OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K.


   (a)          Exhibits.

                None

   (b)          Reports on Form 8-K.

                In a report on form 8-K dated April 14, 1997, the Company reported the following:

                The execution of an agreement by its parent company, Scotsman Holdings, Inc. (Holdings) for the purchase of approximately 90 % of Holdings' common stock.

                Certain changes in senior management.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WILLIAMS SCOTSMAN, INC.



                                  By:
                                       /s/ Gerard E. Holthaus
                                       -------------------------------------
                                       Gerard E. Holthaus
                                       President and Chief Executive Officer

Dated: April __, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name                         Capacity                      Date
       ----                         --------                      ----

/s/ Gerard E. Holthaus       President, Chief Executive       April __, 1997
--------------------------   Officer and Director
Gerard E. Holthaus



/s/ Katherine K. Giannelli   Vice President and Controller    April __, 1997
--------------------------
Katherine K. Giannelli