Form 10-K/A
period 1996-12-31
SCOTSMAN GROUP INC
filed 1997-05-16
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Financial Statements and Financial Statement Schedules (1) and (2). See Index to Financial Statements and Supplemental Schedules at
          Item 8 of this Annual Report on Form 10-K and Exhibit No. 27.

     (b)  Reports on Form 8-K filed in the fourth quarter of 1996.

          In a report on Form 8-K dated November 27, 1996, the Company reported a change in the Registrant's name from The Scotsman Group, Inc. to Williams Scotsman, Inc., effective January 1, 1997.

     (c)  Exhibits

     Exhibit Number
     --------------

     3.1 -- Certificate of Incorporation of Williams Scotsman, Inc., as amended. (Incorporated by reference to Exhibit 3(i) of Form 8-K dated November 27, 1996).

     3.2 -- By-laws of Williams Scotsman, Inc. (Incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-l, Commission File No. 33-68444).

     4.1  --  Indenture dated as of December 16, 1993 between
              The Scotsman Group, Inc. and Continental  Bank
              National Association, as trustee (Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K of The Scotsman Group, Inc. for the year ended December 31, 1993 (the "Scotsman 1993 10-K")).

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

     10.6 -- Amendment No. 5 to Loan and Security Agreement dated August 1, 1995 between Congress Financial Corporation and The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.6 to the Scotsman 1995 10-K).

     10.7 -- Amendment No. 6 to Loan and Security Agreement dated October 13, 1995 between Congress Financial Corporation and The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.7 to the Scotsman 1995 10-K).

     10.8 -- Amendment No. 7 to Loan and Security Agreement dated January 30, 1996 between Congress Financial Corporation and The Scotsman Group, Inc. (Incorporated by reference to Exhibit 10.8 to the Scotsman 1995 10-K).

     10.9 -- Amendment No. 8 to Loan and Security Agreement dated September 30, 1996 between Congress Financial
              Corporation and The Scotsman Group, Inc.

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

     10.15 -- Supply Agreement, dated as of August 25, 1993, by and between Whitley Manufacturing Co., Inc. and
              The Scotsman Group, Inc.(Incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-l, Commission File No. 3-68444).

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

     21.   -- Subsidiaries of Registrant: Mobile Field Office Company.

     27.   -- Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WILLIAMS SCOTSMAN, INC.


                                     By: /s/ Gerard E. Holthaus
                                         --------------------------
                                         Gerard E. Holthaus
                                         President and Chief Executive Officer

Dated:  May 9, 1997

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerard E. Holthaus, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                          Capacity                      Date
       ----                          --------                      ----


/s/ Gerard E. Holthaus   *    Chairman of the Board            May 9, 1997
--------------------------    and Director
Barry P. Gossett


/s/ Gerard E. Holthaus        President, Chief Executive       May 9, 1997
--------------------------    Officer and Director
Gerard E. Holthaus


/s/ Gerard E. Holthaus   *    Controller                       May 9, 1997
--------------------------
Katherine K. Giannelli


/s/ Gerard E. Holthaus   *    Director                         May 9, 1997
--------------------------
Muzzafar Mirza


/s/ Gerard E. Holthaus   *    Director                         May 9, 1997
--------------------------
Stephen Berger


/s/ Gerard E. Holthaus   *    Director                         May 9, 1997
--------------------------
Brian Kwait


/s/ Gerard E. Holthaus        *As Attorney-in-Fact             May 9, 1997
--------------------------
Gerard E. Holthaus