Form 10-Q
period 1997-06-30
SCOTSMAN GROUP INC
filed 1997-08-13
CIK 869231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    (Mark One) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF [x]
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to

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

                                     None
             (Former name, former address and former fiscal year--
                         if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

    The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of June 30, 1997, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            WILLIAMS SCOTSMAN, INC.

                                     INDEX
                                   FORM 10-Q

                                                         PAGE
                                                         ----
PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

Consolidated Balance Sheets at June 30, 1997
  and December 31, 1996.............................        1

Consolidated Statements of
  Operations for the six months and
  three months ended June 30, 1997 and 1996........         2

Consolidated Statements of Cash Flows for the six
  months ended June 30, 1997 and 1996..............         3

Notes to Consolidated Financial Statements.........         7

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations      10

PART II - OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                   9

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                         JUNE 30,
                                                                          1997             DECEMBER 31,
                                                                       (UNAUDITED)             1996
                                                                     ---------------       ------------
                                                                           (DOLLARS IN THOUSANDS)
Assets
Cash and temporary investments.....................................         $284                 351
Trade accounts receivable, less allowance for doubtful accounts....       25,974              23,145
Prepaid expenses and other current assets..........................       13,340               9,295
Rental equipment, at cost..........................................      459,286             423,703
 Less accumulated depreciation......................................      82,615              67,520
  Net rental equipment...............................................    376,671             356,183
Property, plant and equipment, net.................................       33,837              29,032
Deferred financing costs, net......................................       21,412               5,494
Other assets.......................................................       10,249               5,197
                                                                     ---------------     ---------------
                                                                        $481,767             428,697
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------
Liabilities and Stockholder's Equity
Accounts payable...................................................       $9,033               9,826
Accrued expenses...................................................       15,395               8,924
Rents billed in advance............................................       11,882              10,621
Long-term debt.....................................................      504,699             268,753
Deferred compensation..............................................        2,443               3,300
Deferred income taxes..............................................       53,126              57,640
                                                                     ---------------     ---------------
  Total liabilities................................................      596,578             359,064

Stockholder's equity:
 Common stock, $.01 par value. Authorized 10,000,000
  shares; issued and outstanding 3,320,000 shares..................           33                  33
 Additional paid-in capital........................................       56,844              56,844
 Retained earnings (deficit).......................................     (171,688)             12,756
                                                                     ---------------     ---------------
    Total stockholder's equity (deficit)..........................      (114,811)             69,633
                                                                     ---------------     ---------------
                                                                        $481,767             428,697
                                                                     ---------------     ---------------
                                                                     ---------------     ---------------

    See accompanying notes to consolidated financial statements.

                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                  (Unaudited)

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       JUNE 30,                JUNE 30,
                                                                ----------------------  ----------------------
                                                                   1997        1996        1997        1996
                                                                ----------  ----------  ----------  ----------

                                                               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenues:
 Leasing......................................................  $   32,067      28,025      63,306      54,540
 Sales of new units...........................................       9,292       4,934      17,837      10,943
 Delivery and installation....................................       9,379       7,450      17,552      13,953
 Other........................................................       5,253       4,467      10,012       8,084
                                                                ----------  ----------  ----------  ----------
   Total revenues.............................................      55,991      44,876     108,707      87,520
                                                                ----------  ----------  ----------  ----------
Costs of sales and services:
 Leasing:
  Depreciation and amortization...............................       8,120       7,929      16,062      15,000
  Other direct leasing costs..................................       6,587       6,317      13,626      12,315
 New units....................................................       7,857       4,016      15,055       9,056
 Delivery and installation....................................       6,736       5,320      12,861      10,441
 Other........................................................       1,472         924       2,715       1,571
                                                                ----------  ----------  ----------  ----------
   Total costs................................................      30,772      24,506      60,319      48,383
                                                                ----------  ----------  ----------  ----------
   Gross profit...............................................      25,219      20,370      48,388      39,137
                                                                ----------  ----------  ----------  ----------
Selling, general and administrative expenses..................      11,634      10,495      23,752      21,359
Recapitalization expenses.....................................       5,105      --           5,105      --
Other depreciation and amortization...........................         641         538       1,253       1,093
Interest, including amortization of deferred financing
  costs.......................................................       9,613       6,235      16,360      12,498
                                                                ----------  ----------  ----------  ----------
   Total operating expenses...................................      26,993      17,268      46,470      34,950
                                                                ----------  ----------  ----------  ----------
   Earnings (loss) before income taxes and extraordinary item.      (1,774)      3,102       1,918       4,187
Income tax expense (benefit)..................................        (684)      1,197         740       1,615
                                                                ----------  ----------  ----------  ----------
   Earnings (loss) before extraordinary item..................      (1,090)      1,905       1,178       2,572
Extraordinary loss on extinguishment of debt, net.............       8,245      --           8,245      --
                                                                ----------  ----------  ----------  ----------
    Net earnings (loss).......................................  $   (9,335)      1,905      (7,067)      2,572
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Per common share:
 Earnings (loss) before extraordinary item....................  $    (0.33)       0.57        0.35        0.77
 Net earnings (loss)..........................................       (2.81)       0.57       (2.13)       0.77
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------
Weighted average shares outstanding...........................   3,320,000   3,320,000   3,320,000   3,320,000
                                                                ----------  ----------  ----------  ----------
                                                                ----------  ----------  ----------  ----------

    See accompanying notes to consolidated financial statements.

                  WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                  Six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                              1997       1996
                                                                           ----------  ---------
                                                                                (DOLLARS IN
                                                                                THOUSANDS)
Cash flows from operating activities:
 Net earnings (loss)...................................................     $ (7,067)      2,572
 Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
   Extraordinary loss on extinguishment of debt........................       13,423      --
   Depreciation and amortization.......................................       18,359      17,307
   Provision for bad debts.............................................        1,214         858
   Deferred income tax expense (benefit)...............................       (4,514)      1,565
   Provision for deferred compensation.................................          367         550
   Gain on sale of rental equipment....................................       (1,430)     (1,176)
   Increase in net trade accounts receivable...........................       (4,043)     (4,616)
   (Increase) decrease in other assets.................................       (5,052)         46
   Increase in accrued expenses........................................        6,471       1,339
   Other...............................................................       (4,964)      2,778
                                                                           ----------  ----------
    Net cash provided by operating activities..........................       12,764      21,223
                                                                           ----------  ----------
Cash flows from investing activities:
 Redemption of certificates of deposit.................................       --             250
 Rental equipment additions............................................      (41,311)    (30,377)
 Proceeds from sales of rental equipment...............................        6,191       5,406
 Purchases of property, plant and equipment, net.......................       (6,023)     (2,972)
                                                                           ----------  ----------
    Net cash used in investing activities..............................     $(41,143)    (27,693)
                                                                           ----------  ----------
                                       3




Cash flows from financing activities:
 Proceeds from long-term debt..........................................      632,025      88,622
 Repayment of long-term debt...........................................     (396,078)    (80,120)
 Increase in deferred financing costs..................................      (21,636)        (35)
 Payment of dividends..................................................     (177,378)     (2,070)
 Extraordinary loss on extinguishment of debt..........................       (8,621)     --
                                                                           ----------  ----------
    Net cash provided by financing activities..........................       28,312       6,397
                                                                           ----------  ----------
    Net decrease in cash...............................................          (67)        (73)
Cash at beginning of period............................................          338         416
                                                                           ----------  ----------
Cash at end of period..................................................  $       271         343
                                                                           ----------  ----------
                                                                           ----------  ----------
Supplemental cash flow information:
 Cash paid for income taxes............................................  $       119          81
                                                                           ----------  ----------
                                                                           ----------  ----------
 Cash paid for interest................................................  $    10,474      11,299
                                                                           ----------  ----------
                                                                           ----------  ----------

    See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                    (Unaudited)

(1) FINANCIAL STATEMENTS

    The financial information for the six months ended June 30, 1997 and 1996 includes the accounts of Williams Scotsman, Inc. and its wholly owned subsidiaries Mobile Field Office Company and Willscot Equipment, LLC (Willscot). Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full, unconditional and joint and several subordinated guarantor of the 9 7/8% Senior Notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

    The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30,1997 and its operating results and cash flows for the three and six month periods ended June 30, 1997 and 1996. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

(3) RECAPITALIZATION

    Pursuant to a recapitalization agreement, on May 22, 1997, Scotsman Holdings, Inc. (Holdings), the Company's parent company, (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293.8 million in cash and approximately $21.8 million in promissory notes due January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135.0 million (or a price of $91.50 per share) in cash. In related transactions on the same date, (i) Holdings purchased all of its outstanding Series B 11% Senior Notes due 2004 ($29.2 million aggregate principal amount) for approximately $32.2 million, including accrued interest and fees, (ii) the Company purchased $164.7 million aggregate principal amount of its 9 1/2% Senior Secured Notes due 2000 for approximately $179.8 million, including accrued interest and fees and (iii) the Company repaid all of its outstanding indebtedness ($119.0 million) under its prior credit facility.

    In connection with the recapitalization, (i) the Company accelerated the payment of deferred compensation under its long term incentive plan, (ii) all outstanding stock options under Holdings' employee stock option plan vested and became immediately exercisable and (iii) the Company cancelled a portion of the outstanding stock options. Accordingly, in the second quarter of 1997, the Company recognized $5.1 million of recapitalization expenses including $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options, and recognized an extraordinary loss on debt extinguishment of $13.4 million.

    In order to finance the recapitalization transaction, on May 22, 1997, the Company issued $400 million in 9 7/8% Senior Notes due 2007 and entered into a $300 million revolving bank facility. The Company paid a dividend of $177.4 million to Holdings to effect the repurchase of common stock and the purchase of the 11% Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Three Months Ended June 30, 1997 Compared with Three Months Ended June
30, 1996. Revenues in the quarter ended June 30, 1997 were $56.0 million, an $11.1 million or 24.8% increase from revenues of $44.9 million in the same period of 1996. This increase resulted primarily from a $4.0 million or 14.4% increase in leasing revenue, a $4.4 million or 88.3% increase in new sales revenue and a $1.9 million or 25.9% increase in revenue from delivery and installation. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 13.5% to approximately 43,000 for the second quarter of 1997 and an increase in fleet utilization of approximately two percentage points to 86%. Average monthly rental rates remained relatively stable, resulting from a combination of modest rate increases offset by changes in fleet mix. The increase in new sales revenue is primarily attributable to a large volume of classroom sales in the Western Region during the quarter. The increase in delivery and installation revenue is due to the increases in the leasing and new sales activity described above.

    Gross profit for the quarter was $25.2 million, a $4.8 million or 23.8% increase from the second quarter of 1996. This increase is primarily due to an increase in leasing gross profit of $3.6 million or 26.0%, an increase in gross profit from new sales of $0.5 million or 56.3% and an increase in gross profit from delivery and installation of $0.5 million or 24.1%. The increase in leasing gross profit is due to an increase in the leasing activity described above combined with an increase in leasing margins from 49.2% for the second quarter of 1996 to 54.1% for the second quarter of 1997. Excluding depreciation and amortization, leasing margins increased from 77.5% in 1996 to 79.5% in 1997. The increase in the gross profit from new sales revenue is due to the increased activity described above. The increase in delivery and installation gross profit is due to the increases in leasing and new sales described above.

    Selling, general and administrative (SG&A) expenses increased by $1.1 million or 10.9% from the second quarter of 1996. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to the second quarter of 1996. The Company's branch network has expanded from 53 branches at June 30, 1996 to more than 60 branches at June 30, 1997 while the fleet has grown by approximately 5,800 units from June 30, 1996. The overall increases in SG&A expenses are due to increases in branch related expenses, primarily payroll and occupancy expenses incurred in connection with this branch expansion.

    Recapitalization expenses of $5.1 million relate to amounts incurred in connection with the recapitalization of the Company's parent, Scotsman Holdings, Inc., in May 1997 (the Recapitalization) and are comprised of deferred compensation and stock option expenses.

    Interest expense increased by $3.4 million or 54.2% in the second quarter of 1997. This increase is a result of increased borrowings to finance the Recapitalization as noted above and as a result of financing the fleet and branch growth described above.

    An extraordinary loss of $8.2 million (net of income taxes) arose from the extinguishment of the Company's debt in connection with the Recapitalization.

    Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996. Revenues in the six months ended June 30, 1997 were $108.7 million, a $21.2 million or 24.2% increase from revenues of $87.5 million in the six months ended June 30, 1996. The increase resulted primarily from a $8.8 million or 16.1% increase in leasing revenue, a $6.9 million or 63.0% increase in new sales revenue and a $3.6 million or 25.8% increase in revenue from delivery and installation. The increase in leasing revenue is attributable to an increase in the average number of units in the lease fleet of 11.6% to approximately 42,000 units for the first six months of 1997, an increase in utilization of approximately three percentage points to 86% and an increase of approximately $3 in the average monthly rental rate for the comparable periods. The increase in new sales revenue is attributable primarily to a large volume of classroom sales occurring in the Western Region during the first half of 1997. The increase in delivery and installation revenue is due to the increases in the leasing and new sales activity described above.

    Gross profit for the six months ended June 30, 1997 was $48.4 million, a $9.3 million or 23.6% increase from gross profit of $39.1 million during the same period of 1996. This increase is primarily due to an increase in leasing gross profit of $6.4 million or 23.5%, an increase in new sales gross profit of $0.9 million or 47.4% and an increase in gross profit from delivery and installation of $1.2 million or 33.6%. The increase in leasing gross profit is due to the increase in leasing revenue described above combined with an increase in the leasing margins from 49.9% in 1996 to 53.1% in 1997. Excluding depreciation and amortization, leasing margins increased from 77.4% in 1996 to 78.5% in 1997. Gross profit from new sales increased as a result of the increased volume of sales noted above. Delivery and installation gross profit increased as a result of the increases in leasing and new sales activity noted above.

    Selling, general and administrative expenses for the six months ended June 30, 1997 increased by $2.4 million or 11.2% from the same period of 1996. The overall increase in SG&A expenses is due primarily to branch related activities and is comprised of increases in payroll and occupancy expenses. These increases are due to the Company's growth described above.

    Recapitalization expenses of $5.1 million relate to amounts incurred in connection with the Recapitalization as noted above and are comprised of deferred compensation and stock option expenses.

    Interest expense increased by $3.9 million or 30.9% in the six months ended June 30, 1997 from the same period in 1996. This increase is primarily a result of the Recapitalization noted above. Additionally, average balances under the line of credit were higher during 1997 as a result of financing the fleet and branch growth described above.

    An extraordinary loss of $8.2 million (net of income taxes) arose from the extinguishment of the Company's debt in connection with the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1997 and 1996, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $12.8 million and $21.2 million for the six months ended June 30, 1997 and 1996, respectively, was largely generated by the Company's leasing operation, which includes the rental and sale of units from its lease fleet. Excluding the recapitalization expenses of $5.1 million and the effect of the accelerated payment of $3.7 million of deferred compensation which had been accrued in prior periods, cash flow from operating activities for the six months ended June 30, 1997 would have been $21.6 million.

    The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before depreciation, amortization, and provision for deferred compensation, recapitalization expenses, interest and taxes. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $7.7 million or 23.2% to $41.1 million for the first half of 1997 compared to $33.3 million for the same period of 1996. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet as well as the increase in the average monthly rental rate, offset by the increased SG&A expenses required to support the increased activities during the six months ended June 30, 1997.

    Cash flow used in investing activities was $41.1 million and $27.7 million in the six months ended June 30, 1997 and 1996, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisiton. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $28.3 million in the six months ended June 30, 1997 was primarily the result of a series of transactions related to the Recapitalization in May 1997 and is comprised of net borrowings from long term debt offset by dividends paid to the parent company primarily to effect the repurchase of its common stock and purchase its 11% Senior Notes. Cash provided by financing activities of $6.4 million for the six months ended June 30, 1996 was primarily from borrowings under the line of credit.

    The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

        None

        (b) Reports on Form 8-K.

        In a report on form 8-K dated May 22, 1997, the Company reported the following:

             The completion of the sale and recapitalization of its parent company, Scotsman Holdings, Inc. (Holdings).

             The completion of the tender offer of Holdings' 11% Senior Notes and the Company's 9 1/2% Senior Secured Notes.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WILLIAMS SCOTSMAN, INC.

                                BY:             /S/ GERARD E. KEEFE
                                     -----------------------------------------
                                      Gerard E. Keefe
                                      Senior Vice President and
                                      Chief Financial Officer

DATED: AUGUST   , 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                        CAPACITY                   DATE
------------------------------  ---------------------------  -------------------
     /s/ Gerard E. Keefe        Senior Vice President and
------------------------------    Chief Financial Officer      August   , 1997
       Gerard E. Keefe

  /s/ Katherine K. Giannelli    Vice President and
------------------------------    Controller                   August   , 1997
    Katherine K. Giannelli

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WILLIAMS SCOTSMAN, INC.

                                BY:
                                     -----------------------------------------
                                      Gerard E. Keefe
                                      Senior Vice President and
                                      Chief Financial Officer

Dated: August   , 1997
              --

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                        CAPACITY                   DATE
------------------------------  ---------------------------  -------------------
       Gerard E. Keefe          Senior Vice President and
------------------------------    Chief Financial Officer      August   , 1997
       Gerard E. Keefe
    Katherine K. Giannelli      Vice President and
------------------------------    Controller                   August   , 1997
    Katherine K. Giannelli