Form 10-Q
period 1998-06-30
SCOTSMAN GROUP INC
filed 1998-08-14
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]               THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

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

         The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of June 30, 1998, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            WILLIAMS SCOTSMAN, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                          Page
                                                                           ----
     Item 1.      Financial Statements


     Consolidated Balance Sheets at June 30, 1998                            1
     and December 31, 1997

     Consolidated Statements of Operations for the three                     2
     months ended June 30, 1998 and 1997

     Consolidated Statements of Cash Flows for the three                     3
     months ended June 30, 1998 and 1997

     Notes to Consolidated Financial Statements                              5


      Item 2.     Management's Discussion and Analysis of                    6
                  Financial Condition and Results of Operations



PART II  -  OTHER INFORMATION


      Item 5.     Other Information                                          9

      Item 6.     Exhibits and Reports on Form 8-K                           9

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                                                            June 30,
                                                                                             1998             December 31,
         Assets                                                                           (Unaudited)            1997
         ------                                                                           -----------            ----
                                                                                              (dollars in thousands)
Cash                                                                                      $     357                 307
Trade accounts receivable, less allowance for
  doubtful accounts                                                                          31,471              25,537
Prepaid expenses and other current assets                                                    12,488              14,008

Rental equipment, net of accumulated depreciation of
      $91,744 in 1998 and $93,623 in 1997                                                   451,177             403,528

Property and equipment, net                                                                  41,724              37,105
Deferred financing costs, net                                                                21,011              22,379
Other assets                                                                                  9,937              11,309
                                                                                          ---------            --------
                                                                                          $ 568,165             514,173
                                                                                          =========            ========
Liabilities and Stockholder's Equity
------------------------------------
Accounts payable                                                                          $  13,077               7,518
Accrued expenses                                                                             15,674              13,568
Rents billed in advance                                                                      13,841              12,464
Long-term debt                                                                              595,412             533,304
Deferred compensation                                                                         3,102               2,699
Deferred income taxes                                                                        58,175              56,184
                                                                                          ---------            --------

      Total liabilities                                                                     699,281             625,737
                                                                                          ---------            --------

Stockholder's equity:
  Common stock, $.01 par value.  Authorized 10,000,000
    shares; issued and outstanding 3,320,000 shares                                              33                  33
  Additional paid-in capital                                                                 56,844              56,844
  Retained deficit                                                                         (187,993)           (168,441)
                                                                                          ---------            --------

      Total stockholder's deficit                                                          (131,116)           (111,564)
                                                                                          ---------            --------
                                                                                          $ 568,165             514,173
                                                                                          =========            ========


See accompanying notes to consolidated financial statements.







                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                   Three months ended          Six months ended
                                                                         June 30,                  June 30,
                                                                ------------------------      -----------------
                                                                 1998             1997        1998         1997
                                                                 ----             ----        ----         ----
                                                              (in thousands except share and per share amounts)
Revenues:
Leasing                                                       $ 33,373      $29,097         $ 65,234     $57,115
Sales:
     New units                                                   9,571        9,292           18,741      17,837
     Rental equipment                                            3,832        2,970            7,278       6,191
  Delivery and installation                                     10,941        9,379           18,838      17,552
  Other                                                          5,864        5,253           11,643      10,012
                                                               -------      -------         --------     -------
        Total revenues                                          63,581       55,991          121,734     108,707
                                                               -------      -------         --------     -------

Costs of sales and services:
  Leasing:
     Depreciation and amortization                               6,133        8,120           12,046      16,062
     Other direct leasing costs                                  4,932        4,392            9,686       8,865
  Sales:
     New units                                                   7,748        7,857           15,250      15,055
     Rental equipment                                            2,887        2,195            5,353       4,761
  Delivery and installation                                      7,551        6,736           13,414      12,861
  Other                                                          1,076        1,472            2,354       2,715
                                                               -------      -------         --------     -------
        Total costs                                             30,327       30,772           58,103      60,319
                                                               -------      -------         --------     -------

        Gross profit                                            33,254       25,219           63,631      48,388
                                                               -------      -------         --------     -------

Selling, general and administrative expenses                    12,884       11,634           26,505      23,752
Recapitalization expenses                                          ---        5,105              ---       5,105
Other depreciation and amortization                              1,894          641            3,433       1,253
Interest, including amortization of deferred
  financing costs                                               14,363        9,613           28,369      16,360
                                                               -------      -------         --------     -------
       Total operating expenses                                 29,141       26,993           58,307      46,470
                                                               -------      -------         --------     -------

       Earnings (loss) before income taxes
         and extraordinary item                                  4,113       (1,774)           5,324       1,918
Income tax expense (benefit)                                     1,586         (684)           2,066         740
                                                               -------      -------         --------     -------
       Earnings (loss) before extraordinary item                 2,527       (1,090)           3,258       1,178
Extraordinary loss on extinguishment of debt, net                  ---        8,245              ---       8,245
                                                               -------      -------         --------     -------
               Net earnings (loss)                             $ 2,527      $(9,335)        $  3,258     $(7,067)
                                                               =======      =======         ========     =======

Per common share:
       Earnings (loss) before extraordinary item               $  0.76      $ (0.33)        $   0.98     $  0.35
       Extraordinary loss                                          ---        (2.48)             ---       (2.48)
                                                               -------      -------         --------     -------
       Net earnings (loss)                                     $  0.76      $ (2.81)        $   0.98     $ (2.13)
                                                               =======      =======         ========     =======
       Dividends paid                                          $  0.02      $ 53.43         $   6.87     $ 53.43
                                                               =======      =======         ========     =======

Weighted average shares outstanding                          3,320,000    3,320,000        3,320,000   3,320,000
                                                             =========    =========        =========   =========

See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                    Six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                                  1998             1997
                                                                  ----             ----
                                                                 (dollars in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                         $  3,258        $  (7,067)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
       Extraordinary loss on extinguishment of debt                ---           13,423
       Depreciation and amortization                            17,161           18,359
       Provision for bad debts                                   1,203            1,214
       Deferred income tax expense (benefit)                     1,991           (4,514)
       Provision for deferred compensation                         ---              367
       Gain on sale of rental equipment                         (1,925)          (1,430)
       Increase in net trade accounts receivable                (7,137)          (4,043)
       Decrease (increase) in other assets                       1,372           (5,052)
       Increase in accrued expenses                              2,106            6,471
       Other                                                     7,549           (4,964)
                                                              --------         --------

               Net cash provided by operating activities        25,578           12,764
                                                              --------         --------

Cash flows from investing activities:
  Redemption of certificates of deposit                             13              ---
  Rental equipment additions                                   (65,048)         (41,311)
  Proceeds from sales of rental equipment                        7,278            6,191
  Purchases of property, plant and equipment, net               (6,741)          (6,023)
                                                              --------         --------

               Net cash used in investing activities           (64,498)         (41,143)
                                                              --------         --------



                                                                   (continued)

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (continued)
                    Six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                                  1998             1997
                                                                  ----             ----
                                                                 (dollars in thousands)
Cash flows from financing activities:
    Proceeds from long-term debt                              186,230           632,025
    Repayment of long-term debt                              (124,122)         (396,078)
    Increase in deferred financing costs                         (315)          (21,636)
    Payment of dividends                                      (22,810)         (177,378)
    Extraordinary loss on extinguishment of debt                  ---            (8,621)
                                                             --------          --------

               Net cash provided by financing activities       38,983            28,312
                                                             --------          --------

               Net increase (decrease) in cash                     63               (67)
Cash at beginning of period                                       294               338
                                                             --------          --------

Cash at end of period                                        $    357          $    271
                                                             ========          ========

Supplemental cash flow information:
    Cash paid for income taxes                               $     85          $    119
                                                             ========          ========

    Cash paid for interest                                   $ 26,558          $ 10,474
                                                             ========          ========







See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
           (Dollars in thousands, except share and per share amounts)


(1)    FINANCIAL STATEMENTS

    The financial information for the six months ended June 30, 1998 and 1997 includes the accounts of Williams Scotsman, Inc. and its wholly owned subsidiary Willscot Equipment, LLC (Willscot). Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full, unconditional and joint and several subordinated guarantor of the 9 7/8% Senior Notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

    The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30,1998 and its operating results and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

(3)    RECAPITALIZATION

    Pursuant to a recapitalization agreement, on May 22, 1997, Scotsman Holdings, Inc. (Holdings), the Company's parent company, (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes due January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 (or a price of $91.50 per share) in cash. In related transactions on the same date, (i) Holdings purchased all of its outstanding Series B 11% Senior Notes due 2004 ($29,292 aggregate principal amount) for approximately $32,251, including accrued interest and fees, (ii) the Company purchased $164,660 aggregate principal amount of its 9 1/2% Senior Secured Notes due 2000 for approximately $179,852, including accrued interest and fees and (iii) the Company repaid all of its outstanding indebtedness ($119,017) under its prior credit facility. Additionally, in a series of subsequent transactions, the Company purchased the remaining $300

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (continued)


    principal amount of its 9.5% senior secured notes due 2000 for approximately $351, including accrued interest and fees. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $13,719.

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

(4)    SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    The 9 7/8% Senior Notes issued by the Company are guaranteed by Willscot, its wholly owned subsidiary. The guarantee is full, unconditional and joint and several. The operations of Willscot are limited to leasing its mobile office units to the Company under a master lease and paying the Company a fee to manage its mobile office units. Accordingly, based on the terms of these agreements, it has recorded no net income for the applicable periods. Full separate financial statements of the guarantor subsidiary have not been included because management has determined that they are not material to investors. Summarized financial statements of Willscot as of June 30, 1998 and for the three and six month periods ended June 30, 1998 are as follows:

    Balance Sheet
    -------------
       Assets:
               Rental equipment, at cost                             $ 370,536
                    Less accumulated depreciation                      (52,482)
                                                                     ---------
                    Net rental equipment                               318,054
               Other assets                                              1,289
                                                                     ---------
                    Total assets                                     $ 319,343
                                                                     =========

       Liabilities and Stockholder's Equity:
               Due to parent                                         $  20,933
               Other liabilities                                         4,573
                                                                     ---------
                                                                        25,506
               Stockholder's equity                                    293,837
                                                                     ---------
                    Total liabilities and stockholder's equity       $ 319,343
                                                                     =========

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (continued)


(4)    SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY (CONTINUED)


                                                                     Three months             Six months
                                                                  ended June 30, 1998      ended June 30, 1998
                                                                  -------------------      -------------------
Statement of Operations
-----------------------
       Revenue:
               Leasing                                                   $9,093                  17,816
               Other                                                         49                     104
                                                                         ------                  ------
                                                                          9,142                  17,920
                                                                         ------                  ------

       Expenses:
               Selling, general and administrative                        5,814                  11,699
               Depreciation                                               3,005                   5,872
               Interest                                                     323                     349
                                                                         ------                  ------
                                                                          9,142                  17,920
                                                                         ------                  ------

       Net Income                                                        $  -0-                     -0-
                                                                         ======                  ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

  Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997. Revenues in the quarter ended June 30, 1998 were $63.6 million, a $7.6 million or 13.6% increase from revenues of $56.0 million in the same period of 1997. This increase resulted primarily from a $4.3 million or 14.7% increase in leasing revenue, a $0.9 million or 29.0% increase in used sales revenue, a $1.6 million or 16.7% increase in delivery and sitework revenue, and a $0.6 million or 11.6% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 17.6% to approximately 50,900 for the second quarter of 1998, combined with stable fleet utilization of 85%, offset by a slight overall decrease in the average monthly rental rate. This overall decrease in average monthly rental rate is a result of modest rate increases in its major products offset by changes in fleet mix. The increase in used sales revenue is due to the increase in volume of sales as a result of the growth of the Company's lease fleet as discussed below. Delivery and sitework revenue increased as a result of the increases in leasing and sales activity described above. Other revenue increased as a result of increases in the rental of steps as well as miscellaneous revenue related to services provided for customer-owned units.

  Gross profit for the quarter was $33.3 million, a $8.0 million or 31.9% increase from the second quarter of 1997. This increase is primarily due to an increase in leasing gross profit of $5.7 million or 34.5%, an increase in gross profit from delivery and sitework of $0.7 million or 28.3%, in gross profit from other revenue of $1.0 million or 26.6%. The increase in leasing gross profit is due to an increase in the leasing activity described above combined with an increase in leasing margins from 57.0% for the second quarter of 1997 to 66.8% for the second quarter of 1998, primarily due to a decrease in depreciation expense resulting from the change in estimated residual value of rental equipment made in October 1997. Excluding depreciation and amortization, leasing margins increased from 84.9% to 85.2%. The increase in the gross profit from delivery and sitework revenue is due to the increased activity described above, coupled with margin improvement of 2.8 percentage points relating to usage of in-house personnel as opposed to more expensive outside subcontractors. The increase in gross profit from other revenue is primarily due to the increase of revenue in this category as described above.

  Selling, general and administrative (SG&A) expenses increased by $1.3 million or 10.7% from the second quarter of 1997. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to the second quarter of 1997. The Company's branch network has expanded from 67 branches at June 30, 1997 to 76 branches at June 30, 1998 while the fleet has grown by approximately 9,300 units from June 30, 1997. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy expenses incurred in connection with this branch expansion.

  Interest expense increased by $4.8 million or 49.4% in the second quarter of 1998 from the same period of 1997. This increase is a result of increased borrowings to finance the recapitalization of the Company's parent, Scotsman Holdings, Inc., in May 1997 and as a result of financing the fleet and branch growth described above.

  Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997. Revenues in the six months ended June 30, 1998 were $121.7 million, a $13.0 million or 12.0% increase from revenues $108.7 million in the six months ended June 30, 1997. The increase resulted primarily from a $8.1 million or 14.2% increase in leasing revenue, a $1.1 million or 17.6% increase in used sales revenue, a $1.3 million or 7.3% increase in delivery and installation revenue and a $1.6 million or 16.3% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the lease fleet of 17.0% to approximately 49,400 units for the first six months of 1998 combined with stable utilization of 86%, offset by a slight overall decrease in the average monthly rental rate. This overall decrease in average monthly rental rate is a result of modest rate increases in its major products offset by changes in fleet mix. The increase in used sales revenue is attributable to the increase in the volume of sales as a result of the growth of the Company's lease fleet as described below. Delivery and installation revenue increased as a result of the increases in leasing and sales activity described above, coupled with margin improvement of 2.1 percentage points relating to usage of in-house personnel as opposed to more expensive outside subcontractors. Other revenue increased as a result of increases in the rental of steps as well as miscellaneous revenue related to services provided for customer-owned units.

  Gross profit for the six months ended June 30, 1998 was $63.6 million, a $15.2 million or 31.5% increase from gross profit of $48.4 million during the same period of 1997. This increase is primarily due to an increase in leasing gross profit of $11.3 million or 35.1%, an increase in gross profit from new sales of $0.7 million or 25.5%, an increase in gross profit from delivery and installation of $0.7 million or 15.6% and an increase in gross profit from other revenue of $2.0 million or 27.3%. The increase in leasing gross profit is due to the increase in leasing revenue described above combined with an increase in the leasing margins from 54.6% in 1997 to 66.7% in 1998, primarily due to a decrease in depreciation expense resulting from the change in estimated residual value of rental equipment made in October 1997. Excluding depreciation and amortization, leasing margins increased from 84.5% in 1997 to 85.2% in 1998. The increases in gross profit from new sales and delivery and installation are due to the increases in sales and leasing activity described above. The increase in gross profit from other revenue is primarily due to the increase of revenue in this category as described above.

  Selling, general and administrative (SG&A) expenses increased by $2.8 million or 11.6% from 1997. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1997. As noted above, the Company's branch network has expanded from 67 branches at June 30, 1997 to 76 branches at June 30, 1998 while the fleet has grown by approximately 9,300 units from June 30, 1997. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion.

  Interest expense increased by 73.4% to $28.4 million in 1998 from $16.4 million in 1997. This increase is a result of increased borrowings to finance the recapitalization of the Company's parent, Scotsman Holdings, Inc., in May 1997 and as a result of financing the fleet and branch growth described above.

Liquidity and Capital Resources

  During the six months ended June 30, 1998 and 1997, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $25.6 million and $12.8 million for the six months ended June 30, 1998 and 1997, respectively, was largely generated by the rental of units from the Company's lease fleet.

  The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and provision for deferred compensation. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $8.1 million or 19.7% to $49.2 million for the first half of 1998 compared to $41.1 million for the same period of 1997. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet and stable utilization, partially offset by a slight decline in the average monthly rental rate due to changes in fleet mix and increased SG&A expenses required to support the increased activities during the first half of 1998.

  Cash flow used in investing activities was $64.5 million and $41.1 million in the six months ended June 30, 1998 and 1997, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisition. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $39.0 million and $28.3 million in the six months ended June 30, 1998 and 1997, respectively, was primarily from borrowings under the line of credit offset by dividends paid to the parent company in 1998 primarily to effect the repayment of the parent company's promissory note payable in connection with the recapitalization.

  The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

                          PART II - OTHER INFORMATION



ITEM 5.    OTHER INFORMATION

  The Company announced that it has signed a definitive agreement to acquire Space Master International, Inc., a privately held southeastern based lessor of mobile offices. Following the completion of the transaction, which is expected to close in the third quarter following regulatory approval, the combined company will have annual revenues in excess of $325 million and a fleet of approximately 66,000 units. Total consideration is approximately $274 million including debt to be refinanced.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


  (a)  Exhibits.

       27  Financial Data Schedule for the quarter ended June 30, 1998

  (b)  Reports on Form 8-K.

       None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WILLIAMS SCOTSMAN, INC.



                                    By:  /s/ Gerard E. Keefe
                                         ____________________________
                                          Gerard E. Keefe
                                          Senior Vice President and
                                          Chief Financial Officer

Dated: August 14, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                            Capacity                          Date
               ----                            --------                          ----
 /s/ Gerard E. Keefe
__________________________________         Senior Vice President and         August 14, 1998
Gerard E. Keefe                            Chief Financial Officer


 /s/ Katherine K. Giannelli
__________________________________          Vice President and Controller    August 14, 1998
Katherine K. Giannelli