Form 10-Q
period 1998-09-30
WILLIAMS SCOTSMAN INC
filed 1998-11-16
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

      The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of September 30, 1998, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            WILLIAMS SCOTSMAN, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                          Page

      Item 1.     Financial Statements


      Consolidated Balance Sheets at September 30, 1998                      1
      and December 31, 1997

      Consolidated Statements of Operations for the three                    2
      and nine months ended September 30, 1998 and 1997

      Consolidated Statements of Cash Flows for the nine                     3
      months ended September 30, 1998 and 1997

      Notes to Consolidated Financial Statements                             5


      Item 2.     Management's Discussion and Analysis of                    9
                  Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


      Item 6.     Exhibits and Reports on Form 8-K                          13

                           PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                       WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                            Consolidated Balance Sheets

                                                         September 30, 1998       December 31,
                                                             (Unaudited)              1997
                                                             -----------              ----
                                                               (dollars in thousands)
Assets
------
Cash                                                        $      723             $     307
Trade accounts receivable, less allowance for
   doubtful accounts                                            44,191                25,537
Prepaid expenses and other current assets                       14,708                14,008

Rental equipment, net of accumulated depreciation of
      $96,196 in 1998 and $93,623 in 1997                      629,382               403,528

Property and equipment, net                                     42,879                37,105
Deferred financing costs, net                                   25,834                22,379
Goodwill and other intangible assets, net                      164,516                 1,204
Other assets                                                    14,049                10,105
                                                            ----------             ---------
                                                            $  936,282             $ 514,173
                                                            ==========             =========
Liabilities and Stockholder's Equity
------------------------------------
Accounts payable                                            $   14,349             $   7,518
Accrued expenses                                                42,277                16,267
Rents billed in advance                                         20,468                12,464
Long-term debt                                                 822,686               533,304
Deferred income taxes                                          101,213                56,184
                                                            ----------             ---------

      Total liabilities                                      1,000,993               625,737
                                                            ----------             ---------
Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares               33                    33
   Additional paid-in capital                                  123,507                56,844
   Retained deficit                                           (188,251)             (168,441)
                                                            ----------             ---------

      Total stockholder's deficit                              (64,711)             (111,564)
                                                            ----------             ---------

                                                            $  936,282             $ 514,173
                                                            ==========             =========

See accompanying notes to consolidated financial statements.

                       WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                        Consolidated Statements of Operations
                                     (Unaudited)

                                                       Three months ended                Nine months ended
                                                          September 30,                    September 30,
                                                    ------------------------         -------------------------
                                                      1998            1997             1998             1997
                                                      ----            ----             ----             ----
                                                   (in thousands except share and per share amounts)
Revenues:
 Leasing                                            $ 39,650        $ 31,052         $104,884         $ 88,167
  Sales:
    New units                                         15,694          15,188           34,435           33,025
    Rental equipment                                   3,745           3,768           11,023            9,959
   Delivery and installation                          14,476          12,107           33,314           29,659
   Other                                               6,874           6,649           18,517           16,661
                                                    --------        --------         --------         --------
      Total revenues                                  80,439          68,764          202,173          177,471
                                                    --------        --------         --------         --------
Costs of sales and services:
   Leasing:
      Depreciation and amortization                    6,894           8,478           18,940           24,540
      Other direct leasing costs                       5,943           5,048           15,629           13,913
   Sales:
      New units                                       13,298          12,732           28,548           27,787
      Rental equipment                                 2,817           2,833            8,170            7,594
   Delivery and installation                          10,335           8,768           23,749           21,629
   Other                                               1,511           2,233            3,865            4,948
                                                    --------        --------         --------         --------
      Total costs                                     40,798          40,092           98,901          100,411
                                                    --------        --------         --------         --------

      Gross profit                                    39,641          28,672          103,272           77,060
                                                    --------        --------         --------         --------

Selling, general and administrative expenses          15,209          11,278           41,714           35,030
Recapitalization expenses                                ---             ---              ---            5,105
Other depreciation and amortization                    2,446             746            5,879            1,999
Interest, including amortization of deferred
   financing costs                                    16,656          13,396           45,025           29,756
                                                    --------        --------         --------         --------
      Total operating expenses                        34,311          25,420           92,618           71,890
                                                    --------        --------         --------         --------
      Earnings before income taxes
      and extraordinary item                           5,330           3,252           10,654            5,170
Income tax expense                                     5,588           1,254            7,654            1,994
                                                    --------        --------         --------         --------
      Earnings (loss) before extraordinary item         (258)          1,998            3,000            3,176
Extraordinary loss on extinguishment of debt, net        ---             128              ---            8,373
                                                    --------        --------         --------         --------
                  Net earnings (loss)               $   (258)       $  1,870         $  3,000         $ (5,197)
                                                    ========        ========         ========         ========
Per common share:
      Earnings (loss) before extraordinary item     $  (0.08)       $   0.60         $   0.90         $   0.96
      Extraordinary loss                                 ---           (0.04)             ---            (2.53)
                                                    --------        --------         --------         --------
      Net earnings (loss)                           $  (0.08)       $   0.56         $   0.90         $  (1.57)
                                                    ========        ========         ========         ========
      Dividends paid                                $    ---        $   0.31         $   6.87         $  53.73
                                                    ========        ========         ========         ========

Weighted average shares outstanding                3,320,000       3,320,000        3,320,000        3,320,000
                                                   =========       =========        =========        =========

See accompanying notes to consolidated financial statements.

                        WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                     Nine months ended September 30, 1998 and 1997
                                      (Unaudited)

                                                                         1998           1997
                                                                         ----           ----
                                                                        (dollars in thousands)
Cash flows from operating activities:
   Net earnings (loss)                                                $   3,000      $   (5,197)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
          Extraordinary loss on extinguishment of debt                      ---          13,631
          Depreciation and amortization                                  27,461          28,399
          Provision for bad debts                                         1,769           1,724
          Deferred income tax expense (benefit)                           7,541          (3,377)
          Provision for deferred compensation                               ---             367
          Non-cash stock option compensation expense                      2,044             ---
          Gain on sale of rental equipment                               (2,853)         (2,365)
          Increase in net trade accounts receivable                     (15,305)        (12,458)
          Increase in other assets                                         (339)         (5,864)
          Increase in accrued expenses                                   12,920          21,133
          Other                                                           4,946          (4,921)
                                                                      ---------        --------

              Net cash provided by operating activities                  41,184          31,072
                                                                      ---------        --------

Cash flows from investing activities:
   Redemption of certificates of deposit                                     13             ---
   Rental equipment additions                                           (95,741)        (68,858)
   Proceeds from sales of rental equipment                               11,023           9,959
   Purchases of property, plant and equipment, net                       (8,283)         (7,914)
   Net assets of Space Master International, Inc.,
     including rental equipment of $157,223                            (272,862)            ---
                                                                      ---------        --------

                   Net cash used in investing activities               (365,850)        (66,813)
                                                                      ---------        --------

                                                                     (continued)

                        WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows (continued)
                     Nine months ended September 30, 1998 and 1997
                                      (Unaudited)

                                                                         1998           1997
                                                                         ----           ----
                                                                        (dollars in thousands)
Cash flows from financing activities:
   Proceeds from long-term debt                                          490,492          708,848
   Repayment of long-term debt                                          (201,110)        (461,922)
   Increase in deferred financing costs                                   (6,097)         (23,994)
   Payment of dividends                                                  (22,810)        (178,391)
   Equity contribution                                                    64,620              ---
   Extraordinary loss on extinguishment of debt                              ---           (8,829)
                                                                      ----------        ---------

          Net cash provided by financing activities                      325,095           35,712
                                                                      ----------        ---------

          Net increase (decrease) in cash                                    429              (29)
Cash at beginning of period                                                  294              338
                                                                      ----------        ---------

Cash at end of period                                                 $      723        $     309
                                                                      ==========        =========
Supplemental cash flow information:
   Cash paid for income taxes                                         $      151        $     128
                                                                      ==========        =========

   Cash paid for interest                                             $   31,334        $  12,679
                                                                      ==========        =========

See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


(1)  FINANCIAL STATEMENTS

   The financial information for the nine months ended September 30, 1998 and 1997 includes the accounts of Williams Scotsman, Inc. and its wholly owned subsidiary Willscot Equipment, LLC (Willscot). Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full, unconditional and joint and several subordinated guarantor of the 9 7/8% Senior Notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

   The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30,1998 and its operating results and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

   Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(2)  RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to current year presentation.

(3)  ACQUISITION OF SPACE MASTER INTERNATIONAL, INC.

   On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation ("SMI"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of SMI was $272,862, including the repayment of existing indebtedness of SMI. The purchase price paid was allocated to the net assets acquired of $109,156 with the excess of $163,700 recorded as goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of net assets acquired. These estimates may vary from actual amounts ultimately recorded. The acquisition was financed in part with additional borrowings under the Company's amended credit facility and in part with equity contributed by Scotsman Holdings, Inc.

   The pro forma unaudited results of operations for the nine months ended September 30, 1998 and 1997, assuming consummation of the Acquisition as of January 1, 1997, are as follows:

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)

(3)  ACQUISITION OF SPACE MASTER INTERNATIONAL, INC. (continued)

                                                       Nine Months Ended September 30,
                                                             1998            1997
                                                             ----            ----
   Total revenue                                           $260,688        $244,108
   Loss before extraordinary item                              (508)         (1,561)
   Net loss                                                    (508)         (9,934)

   Net loss per basic share                                $  (0.15)       $  (2.99)
                                                           ========        ========

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

   Goodwill and other intangible assets relate to purchase transactions and are amortized on a straight-line basis over periods of up to 40 years. As of September 30, 1998 and 1997, accumulated amortization was $605 and $210, respectively. The Company periodically assesses the recovery of goodwill by determining whether amortization of the goodwill over its remaining life can be recovered through undiscounted cash flows of the acquired operations. Goodwill impairment, if any, is measured by determining the amount by which the carrying value of the goodwill exceeds its fair value based upon discounting of future cash flows.

(5)  LONG-TERM DEBT

   In connection with the acquisition of SMI discussed in Note 3 above, the Company entered into an amended credit facility providing for increased revolver borrowings up to $540,000 and a new $60,000 term loan. Terms of the revolver are unchanged from the original credit agreement dated May 1997. The term loan, which matures May 21, 2005, bears interest at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter.

(6)  EARNINGS AND DIVIDENDS PER SHARE

   Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods. Dividends per common share is computed by dividing dividends paid by the weighted average number of common shares outstanding during the periods.

(7)  INCOME TAXES

   The difference between the Company's reported tax provision for the first nine months of 1998 and the tax provision computed based on U.S. statutory rates is primarily attributed to a change in estimate associated with the Company's deferred tax asset valuation allowance. During the quarter ended September 30, 1998, the Company recorded a charge to income tax expense of $3,400 to increase the deferred tax asset valuation allowance as a result of management's decision to abandon tax planning strategies associated with the recoverability of certain net operating loss carryforwards.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)

(8)  RECAPITALIZATION

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

   In order to finance the recapitalization transaction the Company issued $400,000 in 9 7/8% Senior Notes due 2007 and entered into a $300,000 revolving bank facility. The Company paid a dividend of $178,749 to Holdings to pay recapitalization expenses, to repurchase the common stock and to purchase the 11% Senior Notes. In January 1998, the Company paid a dividend of $22,700 to Holdings to repay the promissory note.

(9)  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

   The 9 7/8% Senior Notes issued by the Company are guaranteed by Willscot, its wholly owned subsidiary. The guarantee is full, unconditional and joint and several. The operations of Willscot are limited to leasing its mobile office units to the Company under a master lease and paying the Company a fee to manage its mobile office units. Accordingly, based on the terms of these agreements, it has recorded no net income for the applicable periods. Full separate financial statements of the guarantor subsidiary have not been included because management has determined that they are not material to investors. Summarized financial statements of Willscot as of September 30, 1998 and December 31, 1997 and for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)


(9)  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY (continued)

                                                                 September 30,     December 31,
                                                                     1998              1997
Balance Sheet
-------------
  Assets:
    Rental equipment, at cost                                      $441,896          $340,066
        Less accumulated depreciation                               (55,471)          (47,701)
                                                                   --------          --------
        Net rental equipment                                        386,425           292,365
    Other assets                                                      2,416             2,084
                                                                   --------          --------
        Total assets                                               $388,841          $294,449
                                                                   ========          ========
  Liabilities and Stockholder's Equity:
    Due to parent                                                  $ 90,684          $    ---
    Other liabilities                                                 4,320               612
                                                                   --------          --------
                                                                     95,004               612
    Stockholder's equity                                            293,837           293,837
                                                                   --------          --------
        Total liabilities and stockholder's equity                 $388,841          $294,449
                                                                   ========          ========

                                              Three months          Nine months
                                           ended September 30,   ended September 30,
                                              1998     1997     1998        1997
                                              ----     ----     ----        ----
Statement of Operations
-----------------------
Revenue:
    Leasing                                 $10,063   $8,212   $27,879     $13,421
    Other                                       102      276       206         348
                                            -------   ------   -------     -------
                                             10,165    8,488    28,085      13,769
                                            -------   ------   -------     -------
Expenses:
    Selling, general and administrative       5,554    3,998    17,253       6,518
    Depreciation                              3,357    4,366     9,229       7,127
    Interest                                  1,254      124     1,603         124
                                            -------   ------   -------     -------
                                             10,165    8,488    28,085      13,769
                                            -------   ------   -------     -------
Net Income                                  $   -0-   $  -0-   $   -0-     $   -0-
                                            =======   ======   =======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

  Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997. Revenues in the quarter ended September 30, 1998 were $80.4 million, a $11.7 million or 17.0% increase from revenues of $68.8 million in the same period of 1997. This increase resulted primarily from an $8.6 million or 27.7% increase in leasing revenue, a $0.5 million or 3.3% increase in new sales revenue and a $2.4 million or 19.6% increase in delivery and installation revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the fleet of 34.9% to approximately 60,900 for the third quarter of 1998, offset by a decrease in fleet utilization of approximately one percentage point and a slight overall decrease in average monthly rental rate. The increase in the average number of units in the rental fleet for the third quarter is primarily due to the acquisition of approximately 12,800 units in conjunction with the purchase of Space Master International, Inc. on September 1, 1998. The overall decrease in the average monthly rental rate is a result of modest rate increases in the Company's major products offset by changes in fleet mix. Delivery and installation revenue increased as a result of the increases in leasing activity described above.

  Gross profit for the quarter was $39.6 million, an $11.0 million or 38.3% increase from the third quarter of 1997. This increase is primarily due to an increase in leasing gross profit of $9.3 million or 53.0%, an increase in gross profit from delivery and installation of $0.8 million or 24.0% and an increase in gross profit from other revenue of $0.9 million or 21.4%. The increase in leasing gross profit is due to an increase in the leasing activity described above combined with an increase in leasing margins from 56.4% for the third quarter of 1997 to 67.6% for the third quarter of 1998, primarily due to the decrease in depreciation expense resulting from the change in estimated residual value of rental equipment made in October 1997. Excluding depreciation and amortization, leasing margins increased from 83.7% to 85.0%. The increase in gross profit from delivery and installation revenue is due to the increased activity described above, coupled with a one percentage point increase in the margin percentage. The increase in gross profit from other revenue is due to an improvement in margins.

  Selling, general and administrative (SG&A) expenses increased by $3.9 million or 34.9% from the third quarter of 1997. Of this increase, $2.0 million relates to a non-cash stock option expense accrual recorded in the third quarter of 1998 in accordance with variable plan accounting. The remaining increase is the result of the growth experienced by the Company, both in terms of fleet size and the number of branches. The Company's branch network has expanded from 68 branches at September 30, 1997 to 78 branches at September 30, 1998 while the fleet has grown by approximately 22,300 units. Of this increase in fleet, approximately 12,800 are attributable to units acquired from Space Master International on September 1, 1998. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy expenses incurred in connection with this branch expansion.

  Interest expense increased by $3.3 million or 24.3% in the third quarter of 1998 from the same period of 1997. This increase is a result of increased borrowings to finance the recapitalization of the Company's parent, Scotsman Holdings, Inc. in May 1997, the purchase of Space Master International, Inc. in September 1998 and as a result of financing the other fleet and branch growth described above.

  The difference between the Company's reported tax provision for the three months ended September 30, 1998 and the tax provision computed based on U.S. statutory rates is primarily attributed to a change in estimate associated with the Company's deferred tax asset valuation allowance. During the quarter ended September 30, 1998, the Company recorded a charge to income tax expense of $3,400 relating to an increase in the deferred tax asset valuation allowance as a result of management's decision to abandon tax planning strategies associated with the recoverability of certain net operating loss carryforwards.

  Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997. Revenue in the nine months ended September 30, 1998 were $202.2 million, a $24.7 million or 13.9% increase from revenues of $177.5 million in the nine months ended September 30, 1997. The increase resulted primarily from a $16.7 million or 19.0% increase in leasing revenue, a $3.7 million or 12.3% increase in delivery and installation revenue and a $1.9 million or 11.1% increase in other revenue. The increase in leasing revenue is attributable to an increase in the average number of units in the lease fleet of 24.1% to approximately 53,600 units for the first nine months of 1998 combined with stable utilization of 86%, offset by a slight overall decrease in the average monthly rental rate. This overall decrease in average monthly rental rate is a result of modest rate increases in the Company's major products offset by changes in fleet mix. Delivery and installation revenue increased as a result of the increases in leasing and sales activity described above. Other revenue increased as a result of increases in the rental of steps as well as miscellaneous revenue related to services provided for customer-owned units.

   Gross profit for the nine months ended September 30, 1998 was $103.3, a $26.2 million or 34.0% increase from gross profit of $77.0 million during the same period of 1997. This increase is primarily due to an increase in leasing gross profit of $20.6 million or 41.4%, an increase in delivery and installation gross profit of $1.5 million or 19.1% and an increase in gross profit from other revenue of $2.9 million or 25.1%. The increase in leasing gross profit is due to the increase in leasing revenue described above combined with an increase in the leasing margins from 56.4%in 1997 to 67.0% in 1998, primarily due to a decrease in depreciation expense resulting from the change in estimated residual value of rental equipment made in October 1997. Excluding depreciation and amortization, leasing margins increased from 84.2% in 1997 to 85.1% in 1998. The increase in gross profit from delivery and installation is due to the increase in leasing activity described above. In addition, delivery and installation margins improved 1.6 percentage points related to the usage of in-house personnel as opposed to more expensive outside subcontractors. The increase in gross profit from other revenue is primarily due to the increase of revenue in this category as described above.

  Selling, general and administrative (SG&A) expenses increased by $6.7 million or 19.1% from 1997. Of this increase, $2.0 million relates to a non-cash stock option expense accrual recorded in the third quarter of 1998 in accordance with variable plan accounting. The remaining increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1997. As noted above, the Company's branch network has expanded from 68 branches at September 30, 1997 to 78 branches at September 30, 1998 while the fleet has grown by approximately 22,300 units from September 30, 1998. Of this increase in fleet, approximately 12,800 are attributable to units acquired from Space Master International on September 1, 1998. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion.

  Interest expense increased by 51.3% to $45.0 million in 1998 from $29.8 million in 1997. This increase is a result of increased borrowings to finance the recapitalization of the Company's parent, Scotsman Holdings, Inc., in May 1997, the purchase of Space Master International, Inc. in September 1998 and as a result of financing the other fleet and branch growth described above.

  The difference between the Company's reported tax provision for the first nine months of 1998 and the tax provision computed based on U.S. statutory rates is primarily attributed to a change in estimate associated with the Company's deferred tax asset valuation allowance. During the quarter ended September 30, 1998, the Company recorded a charge to income tax expense of $3,400 relating to an increase in the deferred tax asset valuation allowance as a result of management's decision to abandon tax planning strategies associated with the recoverability of certain net operating loss carryforwards.

Liquidity and Capital Resources

   During the nine months ended September 30, 1998 and 1997, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $41.2 million and $31.1 million for the nine months ended September 30, 1998 and 1997, respectively, was largely generated by the rental and sale of units from the Company's lease fleet.

   The Company has increased its EBITDA and believes the EBITDA provides the best indication of its financial performance and provides the best measure if its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization, deferred compensation, non-cash compensation expense and recapitalization expenses. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $15.6 million or 23.3% to $82.5 million for the nine months ended September 30, 1998 compared to $66.9 million for the same period of 1997. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet and stable utilization, partially offset by a slight decline in the average monthly rental rate due to changes in fleet mix and increased SG&A expenses required to support the increased activities during the nine months ended September 30, 1998.

  Cash flow used in investing activities was $365.9 million and $66.8 million in the nine months ended September 30, 1998 and 1997, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisition. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. On September 1, 1998, the Company purchased all of the outstanding common stock of Space Master International, Inc. for an aggregate purchase price of $272.9 million, net of cash acquired. Cash provided by financing activities of $325.1 million and $35.7 million in the nine months ended September 30, 1998 and 1997, respectively, was primarily from borrowings under the line of credit and, in 1998, an equity contribution by Scotsman Holdings, Inc. to effect the purchase of Space Master.

  The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

Impact of Year 2000

  The Company has developed a comprehensive Year 2000 Compliance Plan designed to ensure that its computer systems will function properly with respect to dates in the year 2000 and beyond. To date, the Company has completed nearly all phases of its plan, including the assessment, remediation, testing and implementation of its key business computer applications affected by the Year 2000 issue. During the past three years, the Company has upgraded and/or replaced certain computer hardware and software systems that are significant to its business operations. Such systems have been determined to be Year 2000 compliant. Modification and testing of certain remaining software applications is currently underway and is expected to be completed by December 31, 1998. Additionally, the Company has surveyed its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. To date, the Company is not aware of any such third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. Total costs related to Year 2000 initiatives are not expected to be material to the Company's results of operations or financial position. The Company is in the process of finalizing a contingency plan for all critical computer applications that could be impacted by the Year 2000 issue. The contingency plan is expected to be complete by December 31, 1998.

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.

  (a) Exhibits.

      27 Financial Data Schedule for the quarter ended September 30, 1998.

  (b) Reports on Form 8-K.

      In a report on Form 8-K dated September 1, 1998, the Company announced that it had purchased all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation, for total consideration of approximately $270 million including repayment of existing debt.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WILLIAMS SCOTSMAN, INC.



                                              By: /s/ Gerard E. Keefe
                                                  ___________________________
                                                  Gerard E. Keefe
                                                  Senior Vice President and
                                                  Chief Financial Officer

Dated: November 13, 1998

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

          Name                                        Capacity                             Date
          ----                                        --------                             ----
  /s/ Gerard E. Keefe                          Senior Vice President and             November 13, 1998
__________________________________             Chief Financial Officer
Gerard E. Keefe


 /s/ Katherine K. Giannelli                    Vice President and Controller         November 13, 1998
_________________________________
Katherine K. Giannelli