Form 10-K405
period 1998-12-31
WILLIAMS SCOTSMAN INC
filed 1999-03-31
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



         (Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE


                       [X] SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998


                                       OR


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF


                       THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _____________ to _____________

                        Commission File Number: 033-68444

                             WILLIAMS SCOTSMAN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   MARYLAND                              52-0665775
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

            8211 TOWN CENTER DRIVE                       21236
             BALTIMORE, MARYLAND                      (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



Registrants' telephone number, including area code: (410) 931-6000 Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
                 None                                     None
-------------------------------      -------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:


                                      None
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of March 31, 1999, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Founded in 1946, Williams Scotsman, Inc. ("Scotsman" or the "Company") is the second largest lessor of mobile office and storage units in the United States with over 70,000 units leased through 80 branch offices in 39 states. The Company's fleet provides high quality, cost-effective relocatable space solutions to over 20,000 customers in 460 industries including construction, education, healthcare and retail. In addition to its core leasing operations, Scotsman sells new and previously leased mobile office units and provides delivery, installation and other ancillary products and services.

         The Company's mobile office fleet is generally comprised of standardized, versatile products that can be configured to meet a wide variety of customer needs. The units are fitted with axles and hitches and are towed to various locations. Most units are wood frame construction, contain materials used in conventional buildings, and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Mobile office units are durable and have an estimated useful life of 20 years. Storage products are windowless and are typically used for secure storage space. There are generally two types: ground-level entry storage containers and storage trailers with axles and wheels. The basic storage unit features a roll-up or swing door at one end. Units are made of heavy exterior metals for security and water tightness. The average age of the Company's fleet of mobile office units is approximately 7 years while the average age of the total fleet is approximately 8 years.

         Based on its experience, management estimates that the U.S. mobile office industry (excluding manufacturing operations) is approximately $2.5 billion and has been growing in recent years. This growth has been primarily driven by population shifts, demographic trends, economic expansion, and the increased demand for outsourcing space needs (for example, school expansion programs, construction starts, recreation and entertainment activities). By outsourcing their space needs, the Company's customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs.

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

FORWARD LOOKING STATEMENTS

         Certain statements in this Form 10-K for the year ended December 31, 1998 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, locate and finance acquisitions, and integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; risks associated with the "Year 2000" phenomenon; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ACQUISITION OF SPACE MASTER INTERNATIONAL, INC.

         On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation ("SMI"), at a net purchase price of $272.7 million, in a transaction accounted for under the purchase method of accounting. At the time of the acquisition, SMI was the third largest company in the U.S. mobile office industry ranked by fleet size, with a lease fleet of approximately 12,800 units through a network of 26 branches in 13 states, with a concentration in the Southeast. (See note 1 of the Notes to Consolidated Financial Statements.) The acquisition was financed in part with borrowings under the Company's amended credit facility and in part with $64.6 million in equity contributed by Scotsman Holdings, Inc. ("Holdings").

RECAPITALIZATION

         Pursuant to a recapitalization agreement, on May 22, 1997, Holdings (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293.8 million in cash and approximately $21.8 million in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135.0 million in cash. Such amounts have not been restated for the three-for-one stock split granted by Holdings in December 1997. In related transactions on the same date or in a series of subsequent transactions through December 1997, Holdings and the Company purchased or repaid all of its outstanding indebtedness. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $13.7 million. The transactions described above are collectively referred to herein as the "Recapitalization". (See note 1 of the Notes to the Consolidated Financial Statements.)

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

OPERATING STRATEGY

         Due to the local and regional nature of its business, the Company's goals are to become the leader in each of the local markets in which it competes and to expand its coverage to additional local markets. To achieve market leadership, the Company has implemented a strategy which emphasizes (i) superior service, (ii) a well-maintained, readily-available and versatile lease fleet,
(iii) effective fleet management using proprietary information systems, and (iv) targeted marketing through an experienced and motivated sales force. The Company believes that it is generally the first or second largest provider of relocatable space in each of its regional markets as measured by lease fleet size and revenues. The Company's branch offices are distributed throughout the United States and are located in a majority of the major metropolitan areas.

         Management's business and growth strategy includes the following:

         FLEET AND BRANCH EXPANSION. The Company plans to continue to capitalize on the industry's favorable growth trends by increasing customer penetration and fleet size in existing markets. In addition, the Company plans to open branches in new markets where positive business fundamentals exist. From January 1, 1996 to December 31, 1998, the Company increased its number of branches from 49 to 80 and the number of units from approximately 37,000 to 70,200 as a result of acquisitions and general fleet expansion. The Company plans to continue expanding its network.

         SELECTIVE FLEET ACQUISITIONS. To complement its fleet and branch expansion, the Company plans to capitalize on the industry's fragmentation and expand its geographic coverage by making selective acquisitions of mobile offices and storage product lease fleets. From January 1, 1996 to December 31, 1998, Scotsman made 11 acquisitions of approximately 18,300 units for a total purchase price of $292.7 million, including the purchase of SMI in 1998, which added approximately 12,800 mobile office units at a total purchase price of $272.7 million. Units added through acquisitions have accounted for approximately 61% of the value of the Company's total fleet purchases during this period (approximately 9% excluding SMI).

         ANCILLARY PRODUCTS AND SERVICES. The Company continues to identify new applications for its existing products, diversify into new product offerings and deliver ancillary products and services to leverage the Company's existing branch network. For example, in 1996, the Company began focusing on the market for storage product units, which are used for secured storage space. Since January 1, 1996, the Company has completed seven acquisitions totaling approximately 5,200 storage units. Ancillary products and services include the rental of steps, ramps and furniture.

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

EMPLOYEES

         At December 31, 1998, the Company employed 865 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

ITEM 2.  PROPERTIES

         The Company's headquarters is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland. Additionally, the Company leases approximately 76% of its 80 branch locations and owns the balance. Management believes that none of the Company's owned or leased facilities, individually, is material to the operations of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. There is no established public trading market for Holdings' Common Stock.

         In September 1998, the Company received an equity contribution totaling $64.6 million from Holdings in connection with its acquisition of SMI.

         During 1998, the Company paid dividends to Holdings aggregating $22.8 million, primarily to effect the repayment of a promissory note of Holdings in January 1998 which was issued in connection with the Recapitalization. The Company does not intend to pay any further dividends in the foreseeable future, other than for the normal operating expenses of Holdings, but reserves the right to do so.

         Pursuant to the Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan (the "1997 Plan"), options for 112,550 shares of Holdings common stock were granted during 1998. No options were exercised during 1998 and no shares of Holdings' common stock were issued during 1998 upon the exercise of previously granted options.

ITEM 6.           SELECTED HISTORICAL FINANCIAL DATA


The following tables summarize certain selected historical financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements appearing elsewhere herein. The selected historical financial data set forth below for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998 and as of the end of each of such periods have been derived from the audited Financial Statements.

                                                                      Year Ended December 31,
                                                                      -----------------------

                                                         1994         1995        1996         1997          1998
                                                         ----         ----        ----         ----          ----
                                                            (Dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Leasing                                          $ 71,297     $ 86,765    $ 104,438     $120,266      $152,221
     Sales:
         New units                                      22,290       23,126       28,042       41,926        46,448
         Rental equipment                                8,045        9,733       12,331       13,120        15,530
     Delivery and installation                          26,511       28,162       32,767       38,626        47,002
     Other                                               5,832       10,734       17,564       22,252        25,893
                                                      --------     --------     --------     --------      --------
         Total                                        $133,975     $158,520     $195,142     $236,190      $287,094

-------------------------------------------------------------------------------------------------------------------

Gross profit:
     Leasing                                          $ 38,340     $ 47,898     $ 56,916      $71,237      $101,036
     Sales:
         New units                                       2,854        3,853        4,999        6,685         8,099
         Rental equipment                                1,620        2,080        2,618        3,521         3,730
     Delivery and installation                           4,942        6,114        7,520       10,914        12,083
     Other                                               4,285        8,108       13,590       15,480        20,393
                                                       -------       ------      -------       ------        ------
         Total                                        $ 52,041     $ 68,053     $ 85,643     $107,837      $145,341
-------------------------------------------------------------------------------------------------------------------

Selling, general and administrative
     expenses                                         $ 29,303     $ 36,295     $ 42,260      $46,256       $58,099
Restructuring costs (1)                                    912          ---          ---          ---           ---
Recapitalization expenses (2)                              ---          ---          ---        5,105           ---
Earnings from continuing
     operations before extraordinary item                1,072        4,559        9,195        5,979         3,791
Earnings from continuing
     operations before extraordinary
     item per common share                                0.32         1.37         2.77         1.80          1.14
                                                         ======       =====         ====         ====          ====
Ratio of earnings to fixed charges (3)                    1.1x         1.3x         1.6x         1.2x          1.2x
-------------------------------------------------------------------------------------------------------------------

EBITDA (4)                                            $ 42,067      $56,550      $75,371      $92,407      $117,572
-------------------------------------------------------------------------------------------------------------------


                                                                       Year Ended December 31,
                                                                       -----------------------
                                                          1994         1995         1996         1997          1998
                                                          ----         ----         ----         ----          ----
                                                             (Dollars in thousands, except per share amounts)
BALANCE SHEET DATA:
Rental equipment, net                                 $283,181     $324,207     $356,183     $403,528      $640,634
Total assets                                           335,633      383,679      428,697      514,173       941,287
Long-term debt                                         206,346      242,695      268,753      533,304       845,447
Stockholder's equity (deficit)                          57,949       62,508       69,633     (111,564)      (63,258)


         (1) Restructuring costs consist primarily of costs incurred in connection with the acquisition of Scotsman by Holdings in December 1993.

         (2) Recapitalization expenses represent costs incurred in connection with the recapitalization of Holdings in May 1997. These expenses include $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options. (See note 1 of Notes to Consolidated Financial Statements.)

         (3) The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings from continuing operations before income taxes and extraordinary items plus fixed charges. Fixed charges include interest, expensed or capitalized, including amortization of deferred financing costs and debt discount and the estimated interest component of rent expense.

         (4) The Company defines EBITDA as net income before interest, taxes, depreciation, amortization, deferred compensation, non-cash compensation expense, recapitalization expenses, and extraordinary loss. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion regarding the financial condition and results of operations of the Company for the three years ended December 31, 1998 should be read in conjunction with the more detailed information and Financial Statements included elsewhere herein. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Forward-Looking Statements".

GENERAL

        On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc. See "Acquisition of Space Master International, Inc."

         During 1997, the Company and Holdings completed a series of transactions pursuant to a Recapitalization Agreement. See "Recapitalization".

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

         Although a portion of the Company's business is with customers in industries that are cyclical in nature and subject to changes in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and Scotsman's operating strategies should help to mitigate the effects of economic downturns. These characteristics include (i) the Company's typical lease terms which include contractual provisions requiring customers to retain units on lease for, on average, 12 months, (ii) the flexibility and low cost offered to Scotsman's customers by leasing which may be an attractive alternative to capital purchases, (iii) the Company's ability to redeploy units during regional recessions and (iv) the diversity of the Company's industry segments and the geographic balance of the Company's operations (historically during economic slowdowns, the construction industry, which represented 28% of its 1998 revenues, experiences declines in utilization rates, while other customer segments including education, which represented 21% of 1998 revenue, are more stable).

RESULTS OF OPERATIONS

          1998 COMPARED WITH 1997. Revenues in 1998 were $287.1 million, a $50.9 million or 21.6% increase from revenues of $236.2 million in 1997. The increase resulted from a $32.0 million or 26.6% increase in leasing revenue, a $2.4 million or 18.4% increase in used sales revenue, a $4.5 million or 10.8% increase in new sales revenue, a $8.4 million or 21.7% increase in delivery and installation revenue and a $3.6 million or 16.4% increase in other revenue. The increase in leasing revenue is attributable to a 30% increase in the average lease fleet to approximately 57,300 units, offset by a slight decrease in the average fleet utilization of less than one percentage point to 86% and a decrease of $4 in the average monthly rental rate. The decrease in the average monthly rental rate is a result of modest rate increases in the Company's major products offset by changes in fleet mix. The increase in new and used sales revenue is primarily due to the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

         Gross profit in 1998 was $145.3 million, a $37.5 million or 34.8% increase from 1997 gross profit of $107.8 million. This increase is primarily a result of an increase in leasing gross profit of $29.8 million or 41.8%. The increase in gross profit from leasing is a result of the increase in leasing revenue described above combined with an increase in leasing margins from 59.2% in 1997 to 66.4% in 1998, primarily due to the change in the estimated residual value of rental equipment effective October 1, 1997. (See note 2 of Notes to Consolidated Financial Statements.) Excluding depreciation and amortization, leasing margins were 84.5% for 1998, essentially unchanged from 84.6% in 1997.

         Selling, general and administrative (SG&A) expenses increased by $11.8 million or 25.6% from 1997. Of this increase, $2.7 million relates to a non-cash stock option expense accrual recorded in accordance with variable plan accounting. The remaining increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1997. The Company's branch network has expanded from 72 branches at December 31, 1997 to 80 branches at December 31, 1998 while the fleet has grown by approximately 23,100 units from December 31, 1997. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

         Other depreciation and amortization increased from $2.9 million in 1997 to $9.6 million in 1998, $1.5 million of which relates to the amortization of goodwill and other intangible assets recorded in connection with the SMI acquisition (see note 2 of Notes to Consolidated Financial Statements). The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and lease fleet as discussed above.

         Interest expense increased by 49.2% to $65.1 million in 1998 from $43.6 million in 1997. This increase is a result of the full year effect of borrowings to finance the Recapitalization in May 1997, and the purchase of SMI in September 1998, and as a result of financing the other fleet and branch growth.

         The difference between the Company's reported tax provision in 1998 and the tax provision computed based on U.S. statutory rates is primarily attributed to a change in estimate associated with the Company's deferred tax asset valuation allowance. During 1998, the Company recorded a charge to income tax expense of $3.4 million relating to the establishment of a deferred tax asset valuation allowance as a result of a change in management's tax planning strategies associated with the recoverability of certain net operating loss carryforwards. (See note 5 of Notes to Consolidated Financial Statements.) In addition, the reported tax provision in 1998 reflects the impact of approximately $1.5 million of non-deductible amortization of goodwill and other intangible assets primarily associated with the SMI acquisition.

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

         Gross profit in 1997 was $107.8 million, a $22.2 million or 25.9% increase from 1996 gross profit of $85.6 million. This increase is primarily a result of an increase in leasing gross profit of $14.3 million or 25.2% and gross profit from delivery and installation of $3.4 million or 45.1%. The increase in gross profit from leasing is a result of the increase in leasing revenue described above combined with an increase in leasing margins from 54.5% in 1996 to 59.2% in 1997, primarily due to the change in the estimated residual value of rental equipment effective

October 1, 1997. (See note 2 of Notes to Consolidated Financial Statements.) Excluding depreciation and amortization, leasing margins increased from 83.8% in 1996 to 84.6% in 1997. The increase in gross profit from delivery and installation revenue is due to the increase in related revenue described above and an improvement in the gross profit margin from 22.9% in 1996 to 28.3% in 1997 due to increased use of in-house resources vs. subcontractors.

        Selling, general and administrative expenses increased by $4.0 million or 9.5% from 1996. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1996. The Company's branch network has expanded from 55 branches at December 31, 1996 to 72 branches at December 31, 1997 while the fleet has grown by approximately 6,400 units from December 31, 1996. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion.

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


LIQUIDITY AND CAPITAL RESOURCES

         During 1996, 1997, and 1998, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $46.0 million in 1996, $32.5 million in 1997 and $43.6 million in 1998 was largely generated by the rental of units from the Company's lease fleet and sales of new mobile office units.

         The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization, deferred compensation, non-cash compensation expense, recapitalization expenses, and extraordinary loss. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $25.2 million or 27.2% to $117.6 million in 1998 compared to $92.4 million in 1997. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet, partially offset by a slight decline in utilization and average monthly rental rates, and increased SG&A expenses to support the increased activities during 1998. In 1997, the Company's EBITDA increased by $17.0 million or 22.6% to $92.4 million compared to $75.4 million in 1996. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet and utilization, partially offset by a slight decline in average monthly rental rates and increased SG&A expenses to support the increased activities during 1997.

         Cash flow used in investing activities was $70.0 million in 1996, $85.2 million in 1997 and $390.4 million in 1998. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. During 1996, 1997 and 1998, the Company significantly increased its net capital expenditures through purchases of new units for the rental fleet, capital improvements and betterments for existing units and the acquisition of existing rental fleets, including SMI. These expenditures increased the size of the rental fleet by approximately 3,300 units during 1996, 6,400 units during 1997 and 23,100 during 1998. This increased activity was in response to increased customer demand and a continuation of the Company's fleet acquisition strategy. The following table sets forth the Company's investment in its lease fleet for the periods indicated.

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                       1996         1997         1998
                                                                       ----         ----         ----
                                                                          (Dollars in millions)
     Gross capital expenditures for rental equipment:
           New units and betterments......................            $69.2        $80.0      $110.0
           Acquisitions, excluding SMI acquisition........              3.1          7.4         9.2
                                                                       ----         ----       -----
                                                                       72.3         87.4       119.2
     Purchase price allocated to SMI fleet acquired                                            157.2
     Proceeds from sale of used rental equipment                      (12.3)       (13.1)      (15.5)
                                                                      ------       ------      ------
     Net capital expenditures for rental
     equipment...........................................             $60.0        $74.3      $260.9
                                                                      =====        =====      ======

     Lease fleet maintenance expenses included
            in the statement of operations................            $16.7        $18.3       $23.4
                                                                      =====        =====       =====


         The Company believes it can manage the capital requirements of its lease fleet, and thus its cash flow, through the careful monitoring of its lease fleet additions. During 1996, 1997 and 1998, the Company was able to sell used units in the ordinary course of business (excluding units sold pursuant to purchase options) at an average of more than 95% of their total capitalized cost and at a premium to net book value. Such capitalized costs include the cost of the unit as well as costs of significant improvements made to the unit. See further explanation below and note (2) of Notes to Consolidated Financial Statements. Historically, the Company has recognized net gains on the sale of used units.

         The Company's maintenance and refurbishment program is designed to maintain the value of lease fleet units and realize rental rates and operating cash flows from older units comparable to those from newer units. The sale of used units helps preserve the overall quality of the Company's lease fleet and enhances cash flow. Generally, costs of improvements and betterments aggregating less than $1,000 per unit are expensed as incurred. Expenditures greater than $1,000 that significantly extend the economic useful life of a unit or that materially alter a unit's configuration are capitalized. The Company estimates that the current annual capital expenditures (net of costs to replace used units that are sold) necessary to maintain its lease fleet and facilities at their current size and condition is approximately $25 million.

         Other capital expenditures of $10.3 million, $10.9 million and $13.9 million in 1996, 1997 and 1998, respectively, consist of those capital expenditures for items not directly related to the lease fleet, such as branch or headquarters equipment, leasehold improvements and management information systems.

         Cash provided by financing activities of $347.3 million in 1998 is comprised primarily of long term borrowings and a capital contribution received from Holdings to finance the Company's acquisition of SMI in September 1998. In 1998, the Company paid dividends to Holdings in the amount of $22.8 million primarily to effect the repayment of a promissory note of Holdings which was issued in connection with the Recapitalization. Cash provided by financing activities of $52.6 million in 1997 was primarily the result of a series of transactions related to the Recapitalization in May 1997, and is comprised of net borrowings from long term debt offset by dividends paid to Holdings primarily to effect the repurchase of its common stock and purchase its 11% Senior Notes. Cash provided by financing activities of $23.9 million in 1996 was primarily from borrowings under the line of credit.

         In connection with the acquisition of SMI, the Company entered into an amended credit facility providing for both increased revolver borrowings up to $540 million (subject to the satisfaction of certain requirements including a borrowing base test) and also a new $60 million term loan. Availability under the revolver was $41.2 million at December 31, 1998. Borrowings under the line may be used for working capital, acquisitions and general corporate purposes. At the Company's option, the revolving credit loans may be maintained as (a) Base Rate Loans which bear interest at the prime rate plus 1% or (b) Eurodollar Loans which bear interest at the Eurodollar Rate plus 2.25%. Beginning in 1998, the applicable margin used to calculate such interest rates may be reduced if the Company satisfies certain leverage ratios. Terms of the revolver, which matures May 21, 2002, are unchanged from the original credit agreement dated May 1997. The term loan, which matures May 21, 2005, bears interest at a rate of either prime plus 2.0% or the Eurodollar Rate plus 3.25%. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. The amended credit facility is guaranteed by Holdings and a subsidiary of the Company and is secured by a first priority security interest in substantially all the assets of the Company, Holdings and such subsidiary. The amended credit facility contains certain covenants including restrictions against mergers, acquisitions, and disposition of assets, voluntary prepayments of debt, financial covenants and certain other covenants.

         The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

SEASONALITY

         Although demand from certain of the Company's customers is somewhat seasonal, the Company's operations as a whole are not seasonal to any significant extent.

INFLATION

         The Company believes that inflation has not had a material effect on its results of operations. However, an inflationary environment could materially increase interest rates on the Company's floating rate debt and the replacement cost of units in the Company's lease fleet. The price of used units sold by the Company could also increase in such an environment. The Company's standard 12-month lease term generally provides for annual rental rate escalation at the inflation rate as determined by the Consumer Price Index after the end of the initial lease term. In addition, the Company may seek to limit its exposure to interest rate fluctuations by utilizing certain hedging mechanisms, although it is under no obligation to do so.


IMPACT OF YEAR 2000

         The Company has developed a comprehensive Year 2000 Compliance Plan designed to ensure that all of its significant or "mission critical" computer systems will function properly with respect to dates in the year 2000 and beyond. To date, the Company has completed all phases of its plan, including the assessment, remediation, testing and implementation of its key business computer applications affected by the Year 2000 issue. During the past three years, the Company has upgraded and/or replaced certain computer hardware and software systems that are significant to its business operations. Such systems have been determined to be Year 2000 compliant. Modification and testing of software applications has been completed and the software is currently operational. Many of these system replacements/upgrades were a part of the Company's business expansion and technology initiatives and were not undertaken in response to Year 2000 issues. Additionally, the Company has surveyed its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. To date, the Company is not aware of any such third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. Lastly, the Company's products and services are not directly impacted by the Year 2000 issue as there are no computer processors or embedded systems in our products that make use of century date logic.

         While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. However, due to the geographic diversity of the Company's 80 branch offices and the regionalized nature of manufacturers and other vendors servicing the branch network, the likelihood of Year 2000 failures having a material impact on the conduct of our daily business operations is not significant. Total costs related to Year 2000 initiatives are insignificant to the Company's results of operations or financial position. The Company has prepared a contingency plan for all mission critical computer applications that could be impacted by the Year 2000 issue. The contingency plan involves manual workarounds, use of alternate vendors and manufacturers and adjusting staffing strategies.

ITEM 8.
                          INDEX TO FINANCIAL STATEMENTS



                                                                                                               Page

Independent Auditor's Report.....................................................................................19

Consolidated Balance Sheets as of December 31, 1998 and 1997.....................................................20

Consolidated Statements of Operations for the years ended December 31, 1998,
         1997 and 1996...........................................................................................21

Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 1998, 1997 and 1996.................................................................22

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
         1997 and 1996...........................................................................................23

Notes to Consolidated Financial Statements.......................................................................25

                     INDEX TO FINANCIAL STATEMENTS SCHEDULES


Schedule II - Valuation and Qualifying Accounts..................................................................61


                  All schedules not listed have been omitted either because they are not required or, if required, the required information is included elsewhere in the financial statements or notes thereto.

                         Report of Independent Auditors


Board of Directors
Williams Scotsman, Inc.

We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP

Baltimore, Maryland
February 2, 1999

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                    DECEMBER 31,
                                                                1998           1997
                                                           --------------------------------
                                                                   (IN THOUSANDS)
ASSETS
Cash and temporary investments                               $      796      $     307
Trade accounts receivable, net of allowance for doubtful
  accounts of $839 in 1998 and $253 in 1997                      39,244         25,537
Prepaid expenses and other current assets                        13,976         14,008
Rental equipment, net of accumulated depreciation of
  $102,614 in 1998 and $93,623 in 1997                          640,634        403,528
Property and equipment, net                                      46,679         37,105
Deferred financing costs, net                                    25,161         22,379
Goodwill and other intangible assets, net                       159,817          1,204
Other assets                                                     14,980         10,105
                                                           --------------------------------
                                                             $  941,287      $ 514,173
                                                           ================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable                                             $   12,651      $   7,518
Accrued expenses                                                 26,208         16,267
Rents billed in advance                                          21,702         12,464
Long-term debt                                                  845,447        533,304
Deferred income taxes                                            98,537         56,184
                                                           --------------------------------
  Total liabilities                                           1,004,545        625,737
                                                           --------------------------------

Stockholder's equity:
  Common stock, $.01 par value.  Authorized 10,000,000
    shares; issued and outstanding 3,320,000 shares                  33             33
  Additional paid-in capital                                    124,189         56,844
  Retained deficit                                             (187,480)      (168,441)
                                                           --------------------------------
Total stockholder's deficit                                     (63,258)      (111,564)
                                                           --------------------------------
                                                             $  941,287      $ 514,173
                                                           ================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                            YEAR ENDED DECEMBER 31
                                                        1998         1997         1996
                                                   -----------------------------------------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
REVENUES
Leasing                                               $ 152,221      $120,266    $104,438
Sales:
   New units                                             46,448        41,926      28,042
   Rental equipment                                      15,530        13,120      12,331
Delivery and installation                                47,002        38,626      32,767
Other                                                    25,893        22,252      17,564
                                                   -----------------------------------------
      Total revenues                                    287,094       236,190     195,142
                                                   -----------------------------------------

COST OF SALES AND SERVICES
Leasing:
  Depreciation and amortization                          27,605        30,459      30,588
  Other direct leasing costs                             23,580        18,570      16,934
Sales:
   New units                                             38,349        35,241      23,043
   Rental equipment                                      11,800         9,599       9,713
Delivery and installation                                34,919        27,712      25,247
Other                                                     5,500         6,772       3,974
                                                   -----------------------------------------
      Total costs of sales and services                 141,753       128,353     109,499
                                                   -----------------------------------------
      Gross profit                                      145,341       107,837      85,643
                                                   -----------------------------------------

Selling, general and administrative expenses             58,099        46,256      42,260
Recapitalization expenses                                     -         5,105           -
Other depreciation and amortization                       9,623         2,900       2,411
Interest, including amortization of deferred
  financing costs of $3,857, $2,688 and $2,449           65,060        43,611      25,797
                                                   -----------------------------------------
      Total operating expenses                          132,782        97,872      70,468
                                                   -----------------------------------------
      Income before income taxes and extraordinary
         item                                            12,559         9,965      15,175
Income tax expense                                        8,768         3,986       5,980
                                                   -----------------------------------------
      Income before extraordinary item                    3,791         5,979       9,195
Extraordinary loss on extinguishment of debt,
  net of income taxes of $5,292                               -         8,427           -
                                                   -----------------------------------------
      Net  income (loss)                                  3,791        (2,448)      9,195
                                                   =========================================

Earnings per common share:
      Income before extraordinary item                $    1.14     $    1.80   $    2.77
      Extraordinary loss                                     -          (2.54)          -
                                                   -----------------------------------------
      Net income (loss)                               $    1.14     $   (0.74)  $    2.77
                                                   =========================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholder's Equity

                                                           ADDITIONAL    RETAINED
                                         COMMON STOCK        PAID-IN     EARNINGS
                                      SHARES     AMOUNT      CAPITAL    (DEFICIT)     TOTAL
                                 ------------------------------------------------------------------
                                                           (IN THOUSANDS)
Balance at December 31, 1995           3,320   $      33   $  56,844   $   5,631    $  62,508
Dividends to parent - $ .62 per
  share                                   --          --          --      (2,070)      (2,070)
Net income                                --          --          --       9,195        9,195
                                 ------------------------------------------------------------
Balance at December 31, 1996           3,320   $      33   $  56,844   $  12,756    $  69,633
Dividends to parent - $53.84 per
  share                                   --          --          --    (178,749)    (178,749)
Net loss                                  --          --          --      (2,448)      (2,448)
                                 ------------------------------------------------------------
Balance at December 31, 1997           3,320   $      33   $  56,844   $(168,441)   $(111,564)
Additional capital investment             --          --      64,620          --       64,620
Appreciation in value of stock
  options                                 --          --       2,725          --        2,725
Dividends to parent- $6.88 per
  share                                   --          --          --     (22,830)     (22,830)
Net income                                --          --          --       3,791        3,791
                                 ------------------------------------------------------------
Balance at December 31, 1998           3,320   $      33   $ 124,189   $(187,480)   $ (63,258)
                                 ============================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                           YEAR ENDED DECEMBER 31
                                                       1998         1997         1996
                                                   ----------------------------------------
                                                               (IN THOUSANDS)
CASH FLOWS FROM  OPERATING ACTIVITIES
Net income (loss)                                    $   3,791    $  (2,448)   $   9,195
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Extraordinary loss on extinguishment of debt             -       13,719            -
    Depreciation and amortization                       41,085       36,047       35,448
    Provision for bad debts                              2,329        2,370        2,209
    Deferred income tax (benefit) expense                8,618       (1,456)       5,654
    Non-cash option compensation expense                 2,725            -            -
    Provision for deferred compensation                      -          367        1,400
    Gain on sale of rental equipment                    (3,730)      (3,521)      (2,618)
    Increase in net trade accounts receivable          (10,918)      (4,762)      (7,982)
    (Increase) decrease in other assets                 (1,270)      (6,112)         258
    (Decrease) increase in accrued expenses               (450)       4,644          810
    Other                                                1,438       (6,345)       1,653
                                                   ----------------------------------------
        Net cash provided by operating activities       43,618       32,503       46,027
                                                   ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of certificates of deposit                       13            -          250
Rental equipment additions                            (119,288)     (87,403)     (72,277)
Proceeds from sales of rental equipment                 15,530       13,120       12,331
Purchase of Space Master International, Inc.,
  net of cash acquired                                (272,721)           -            -
Purchase of property and equipment, net                (13,944)     (10,902)     (10,284)
                                                   ----------------------------------------
        Net cash used in investing activities        $(390,410)    $(85,185)    $(69,980)
                                                   ========================================

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31
                                                          1998         1997         1996
                                                      ----------------------------------------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                          $   608,492  $   797,084  $   219,420
Repayment of long-term debt                              (296,349)    (532,533)    (193,362)
Increase in deferred financing costs                       (6,639)     (24,247)        (113)
Equity contribution                                        64,620            -            -
Cash dividends paid                                       (22,830)    (178,749)      (2,070)
Premium paid on extinguishment of debt                          -       (8,917)           -
                                                      ----------------------------------------
        Net cash provided by financing activities         347,294       52,638       23,875
                                                      ----------------------------------------
        Net increase (decrease) in cash                       502          (44)         (78)

Cash at beginning of period                                   294          338          416
                                                      ----------------------------------------
Cash at end of period                                 $       796  $       294  $       338
                                                      ========================================
Supplemental cash flow information:
  Cash paid for income taxes                          $       523  $       313  $       110
                                                      ----------------------------------------
  Cash paid for interest                              $    59,904  $    36,178  $    23,888
                                                      ========================================

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

ACQUISITION OF SPACE MASTER INTERNATIONAL, INC.

On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation ("SMI"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of SMI was $272,721, including the repayment of existing indebtedness of SMI. The purchase price paid was allocated to the net assets acquired of $112,568 with the excess of $160,153 representing goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. These estimates may vary from actual amounts ultimately recorded. The acquisition was financed in part with additional borrowings under the Company's amended credit facility and in part with equity contributed by Scotsman Holdings, Inc.

The pro forma unaudited results of operations of the years ended December 31, 1998 and 1997, assuming consummation of the Acquisition as of January 1, 1997 are as follows:

                                                1998             1997
                                           --------------- --------------

        Total revenue                          $345,609        $325,490
        Income before extraordinary item          3,204           5,292
        Net income (loss)                         3,204          (3,135)

        Net income (loss) per basic share     $     .96       $    (.94)

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

1.  ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

RECAPITALIZATION

Pursuant to a recapitalization agreement, on May 22, 1997, Holdings (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes due January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 in cash. Such amounts have not been restated to reflect the 3-for-1 stock split granted by Holdings in December, 1997. In related transactions on the same date, (i) Holdings purchased all of its outstanding 11% Series B senior notes due 2004 ($29,292 aggregate principal amount) for approximately $32,251, including accrued interest and fees, (ii) the Company purchased $164,660 aggregate principal amount of its 9.5% senior secured notes due 2000 for approximately $179,852, including accrued interest and fees and (iii) the Company repaid all of its outstanding indebtedness ($119,017) under its prior credit facility. Additionally, in a series of subsequent transactions, the Company purchased the remaining $300 principal amount of its 9.5% senior secured notes due 2000 for approximately $351, including accrued interest and fees. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $13,719.

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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobile Field Office Company (MFO) and Willscot Equipment, LLC (Willscot). Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as an unconditional and joint and several subordinated guarantor of the 9.875% senior notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee. Effective April 30, 1997, MFO transferred substantially all of its assets to the Company and ceased operations. Effective December 31, 1997, MFO merged into the Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

(A)   USE OF ESTIMATES

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(B)   LEASING OPERATIONS

      Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 12 months at December 31, 1998. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%.

      Effective October 1, 1997, the Company changed its estimated residual value from 20% to 50% to better reflect the estimated residual value of the equipment. The effect of this change in estimate is a decrease in depreciation expense of approximately $2,800, and an increase in net income of approximately $1,826, or $0.55 per share, (net of the related tax expense) for the year ended December 31, 1997.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(B)   LEASING OPERATIONS (CONTINUED)

      Costs of improvements and betterments are capitalized, whereas costs of replacement items, repairs and maintenance are expensed as incurred. Costs incurred for equipment to meet particular lease specifications are capitalized and depreciated over the lease term. However, costs aggregating less than $1 per unit are generally expensed as incurred.

(C)   DEFERRED FINANCING COSTS

      Costs of obtaining long-term debt are amortized using the straight-line method over the term of the debt.

(D)   PROPERTY AND EQUIPMENT

      Depreciation is computed by the straight-line method over estimated useful lives ranging from 20 to 40 years for buildings and improvements and 3 to 12 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

(E)   GOODWILL AND OTHER INTANGIBLE ASSETS

      The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired of $1,936 include assembled workforce and covenant not to compete, which are being amortized on a straight line basis over periods of 21 to 86 months. As of December 31, 1998, 1997 and 1996, accumulated amortization was $1,600, $210, and $140, respectively.

      On a periodic basis, the Company evaluates the carrying value of its intangible assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined by the undiscounted cash flow of the entity acquired over the remaining amortization period, the Company's carrying value of intangible assets is reduced by the estimated shortfall of cash flows.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(G)   RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to current year presentation.


(H)   EARNINGS PER SHARE

      Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 1998, 1997 and 1996.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  DECEMBER 31
                                              1998         1997
                                        ---------------------------
Land                                       $  6,988     $  8,043
Buildings and improvements                   18,942       18,096
Furniture and equipment                      30,429       17,691
                                        ---------------------------
                                             56,359       43,830
Less accumulated depreciation                 9,680        6,725
                                        ---------------------------
Net property and equipment                 $ 46,679      $37,105
                                        ===========================

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                      DECEMBER 31
                                                   1998         1997
                                             ---------------------------
Borrowings under revolving credit facility     $ 385,597      $133,304
Term loan                                         59,850             -
9.875% senior notes                              400,000       400,000
                                             ---------------------------
                                               $ 845,447      $533,304
                                             ===========================

In connection with the acquisition of SMI, the loan agreement for the credit facility was amended to provide for a $540,000 revolving credit facility maturing May 21, 2002 and a $60,000 term loan maturing May 21, 2005. Availability under the revolver is based upon a borrowing base calculation and was $41,232 at December 31,1998. Interest is payable at a rate of either prime plus 1.0% or the Eurodollar rate plus 2.25%. Such rates will vary based upon specified leverage ratio thresholds. The weighted average interest rate of the revolver under the credit agreement was 7.8% at December 31, 1998. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. Interest on the term loan is payable at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. The weighted average interest rate of the term loan under the credit agreement was 8.3% at December 31, 1998.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

4.  LONG TERM DEBT (CONTINUED)

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

The notes are general unsecured obligations of the Company and are subordinated in right of payment to all secured indebtedness, including the new revolving credit facility. Additionally, the notes are guaranteed by Willscot, the Company's wholly-owned subsidiary. Such guaranty is unconditional and joint and several. The note agreement limits or restricts the Company's ability to incur additional indebtedness; make distributions of capital in an amount not to exceed 50% of accumulated earnings, excluding the recapitalization-related distribution; dispose of property; incur liens on property and merge with or acquire other companies.

At December 31, 1998 and 1997, the fair value of long-term debt was approximately $863,000 and $551,000, respectively, based on the quoted market price of the senior notes and the book value of the revolving credit facilities, which are adjustable rate notes.

Letter of credit obligations at December 31, 1998 were $1,515.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

5.  INCOME TAXES

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                                      DECEMBER 31
                                                                   1998        1997
                                                                ------------------------
Deferred tax liabilities:
  Cost basis in excess of tax basis of assets and accelerated tax depreciation:
       Rental equipment                                          $ 155,812   $103,268
       Property and equipment                                        1,074      1,074
                                                                ------------------------
           Total deferred tax liabilities                          156,886    104,342
                                                                ------------------------
  Deferred tax assets:
  Allowance for doubtful accounts                                      315         98
  Rents billed in advance                                            8,063      5,269
  Net operating loss carryovers                                     48,131     38,793
  Alternative minimum tax credit carryovers                          1,465      1,465
  Investment tax credit carryovers                                     860        860
  Other                                                              2,915      1,673
                                                                ------------------------
                                                                    61,749     48,158
  Less:  valuation allowance                                        (3,400)         -
                                                                ------------------------
     Total deferred tax assets                                      58,349     48,158
                                                                ------------------------
Net deferred tax liabilities                                     $  98,537  $  56,184
                                                                ========================

At December 31, 1998, the Company had net operating loss carryovers available for federal income tax purposes of $116,484 (net of related valuation allowance), of which $80,186 (net of related valuation allowance) relates to pre-recapitalization loss carryovers that are subject to certain limitations under the Internal Revenue Code. These net operating loss carryovers and investment tax credit carryovers of approximately $860 expire at various dates from 2003 to 2018. Also, alternative minimum tax credit carryovers of approximately $1,465 are available without expiration limitations. During 1998, the Company recorded a charge to income tax expense of $3,400, relating to the establishment of a deferred tax asset valuation allowance as a result of a change in management's tax planning strategies associated with the recoverability of certain net operating loss carryforwards.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

5.  INCOME TAXES (CONTINUED)

The income tax expense (benefit) consists of the following:

                                            YEARS ENDED DECEMBER 31
                                          1998       1997        1996
                                      ------------------------------------
Current                                  $   150     $   150   $   326
Deferred                                   8,618      (1,456)    5,654
                                      ------------------------------------
                                         $ 8,768     $(1,306)   $5,980
                                      ====================================

Federal                                  $ 7,518     $(1,325)   $5,145
State                                      1,250          19       835
                                      ------------------------------------
                                         $ 8,768     $(1,306)   $5,980
                                      ====================================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:

                                                     YEARS ENDED DECEMBER 31
                                                    1998        1997      1996
                                                --------------------------------
Income tax at statutory rate                      $ 4,396     $(1,314)   $5,311
State income taxes, net of federal tax benefit        813          12       543
Increase in valuation allowance                     3,400           -         -
Other                                                 159          (4)      126
                                                --------------------------------
                                                  $ 8,768     $(1,306)   $5,980
                                                ================================

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

6.  COMMITMENTS

The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 1998 approximate future minimum rental payments are as follows:

        1999                                        $  3,250
        2000                                           2,766
        2001                                           2,385
        2002                                           1,724
        2003                                           1,152
        Thereafter                                     1,280
                                                  ------------
                                                    $ 12,557
                                                  ============

Rent expense was $5,947 in 1998, $4,231 in 1997 and $2,875 in 1996.

7.  EMPLOYEE BENEFIT PLANS

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lessor of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,000 in 1998). All amounts deferred under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $329 in 1998, $309 in 1997, and $243 in 1996. No contributions have been made by the Company under the profit sharing feature.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

7.  EMPLOYEE BENEFIT PLANS (CONTINUED)


During 1997 the Company adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 1998, the total amount deferred under this plan, including earnings, was $2,762.

In December 1997, the Company adopted a stock option plan for certain key employees. The plan was subsequently amended and restated in 1998. Under the plan, as amended, up to 479,500 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest ratably based on the Company meeting certain financial goals over the next five years. All options expire 10 years from the date of grant. The Company is accounting for the options using the variable plan accounting. Under this plan, 112,550 and 352,950 options were granted in 1998 and 1997, respectively. For those options in which both the grant date and the measurement date were known in 1998, the Company recognized $2,725 of compensation expense. No expense was recognized in 1997.

The Company also adopted a stock option plan for certain key employees in March 1995. The options were granted with an exercise price equal to the fair value of the shares as of the date of grant. The Company accounted for stock option grants under this plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for the stock option grants. All options outstanding under this plan became fully vested in conjunction with the recapitalization. In addition, employees with these options were given the opportunity to cancel their options at a price of $30.50 per option. As a result, 128,400 of the outstanding options were canceled in 1997. The difference between the $30.50 and the option exercise price has been recorded as recapitalization expense in the consolidated statement of operations.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

7.  EMPLOYEE BENEFIT PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 1998, 1997 and 1996: risk-free interest rate of 5.5%, 6%, and 6%, respectively; weighted average expected life of the options of 5 years; and no dividends.

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                         1998            1997            1996
                                      ----------       ---------       --------

Pro forma net income (loss)             $  3,178        $(4,360)         $9,076
Pro forma earnings (loss) per share     $   0.96        $ (1.31)         $ 2.73

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

7.  EMPLOYEE BENEFIT PLANS (CONTINUED)


A summary of stock option activity and related information for the years ended December 31 follows:

                                    1998                 1997                1996
                            --------------------- ------------------- -------------------
                                         WEIGHTED            WEIGHTED           WEIGHTED
                                         AVERAGE             AVERAGE            AVERAGE
                                         EXERCISE            EXERCISE           EXERCISE
                             OPTIONS      PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                            ---------- ---------- --------- --------- -------- ----------
Beginning balance             998,790     $19.14   453,150     $8.37  114,600    $ 4.59
Granted                       112,550      44.12   675,540     24.73  345,150      9.60
Canceled                            -          -  (128,400)    10.65        -        -
Forfeited                     (11,700)    (21.01)   (1,500)    18.39   (6,600)     6.87
                            ---------- ---------- --------- --------- -------- ----------
Ending balance              1,099,640     $22.12   998,790    $19.14  453,150    $ 8.37

Exercisable at end of year    949,525     $19.64   716,610    $14.64  112,830    $ 7.63

Weighted average minimum
  value of options
  granted during year                     $10.36               $6.25             $ 2.43

Exercise prices for options outstanding as of December 31, 1998 range from $4.59 to $50.67. The weighted-average remaining contractual life of those options is
8.1 years.

Prior to the recapitalization (described in Note 1), the Company had an Incentive Compensation Plan (the Plan) that covered approximately 40 management members. In connection with the Plan, the Company recorded $2,925, and $1,800 of management incentive compensation in 1997 and 1996 respectively, a portion of which was deferred. In 1997, as part of the recapitalization, the Company accelerated the payment of deferred compensation in the amount of $6,225 and the Plan was dissolved.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

8.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

The 9.875% senior notes issued by the Company are guaranteed by its wholly owned subsidiary, Willscot. See Note 2 for a description of the operations of this subsidiary. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. Full separate financial statements of the guarantor subsidiaries have not been included because management has determined they are not material to investors. Summarized financial statements of those subsidiaries as of and for the year ended December 31, 1998 and 1997 are as follows:

                                                       1998            1997
                                                  --------------- --------------
          Balance Sheet
          -------------
          Assets:
            Rental equipment, at cost             $     543,561   $     340,066
            Less accumulated depreciation                60,320          47,701
                                                  --------------- --------------
            Net rental equipment                        483,241         292,365

            Other assets                                  4,285           2,084
                                                  --------------- --------------
            Total assets                          $     487,526   $     294,449
                                                  =============== ==============

          Total  liabilities  and  stockholder's
            equity                                $     487,526   $     294,449
                                                  =============== ==============
         Statement of Operations
         -----------------------
          Revenue:
            Leasing                               $      41,428   $      21,932
            Other                                           289             509
                                                  --------------- --------------
                                                         41,717          22,441
          Expenses:
            Selling, general and administrative          21,100          11,999
            Depreciation                                 14,312           9,895
            Interest                                      6,305             547
                                                  --------------- --------------
                                                         41,717          22,441
                                                  =============== ==============
         Net income                                $         -     $          -
                                                  =============== ==============

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

9. RELATED PARTY TRANSACTIONS

During 1998, the Company paid dividends of $22,830 to Holdings primarily to facilitate Holdings repaying a promissory note including accrued interest, which arose in connection with the recapitalization agreement. The Company obtained additional borrowings under its revolving credit facility to fund the dividend.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

         The Company's directors and executive officers are as follows:

Name                                               Age                      Position
----                                               ---                      --------
Barry P.  Gossett............................      58      Director and Chairman of the Board
Gerard E. Holthaus...........................      49      President and Chief Executive Officer; Director
James N. Alexander...........................      39      Director
Daniel L. Doctoroff..........................      40      Director
Michael F. Finley............................      36      Director
Robert B. Henske.............................      37      Director
Brian Kwait..................................      37      Director
James L. Singleton...........................      43      Director
David P. Spalding............................      44      Director
J. Collier Beall.............................      51      Senior Vice President and Southern Division Manager
Joseph F. Donegan............................      48      Senior Vice President and Northern Division Manager
Gerard E. Keefe..............................      42      Senior Vice President and Chief Financial Officer
William G. Gessner...........................      40      Vice President-Information Services
Katherine K. Giannelli.......................      38      Vice President and Controller
Robert W. Hansen.............................      42      Vice President and Western Regional Manager
John H. Hennessey, Jr........................      53      Vice President-Marketing and Product Development
William C. LeBuhn............................      36      Vice President-Human Resources
John B. Ross.................................      50      Vice President and Corporate Counsel
William J. Wyatt.............................      59      Vice President-Marketing and Sales Support
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

         Mr. Holthaus has been President and Chief Executive Officer of the Company since April 1997. He has been with the Company since June 1994, and served as President and Chief Operating Officer from October 1995 to April 1997 and was Executive Vice President and Chief Financial Officer prior thereto. He has served as a director since June 1994. Before joining the Company, Mr. Holthaus served as Senior Vice President of MNC Financial, Inc. from April 1988 to June 1994. From 1971 to 1988, Mr. Holthaus was associated with the accounting firm of Ernst and Young (Baltimore), where he served as a partner from 1982 to 1988. He also serves on the Board of Directors of Grove Worldwide, LLC and Baltimore Life Insurance Co.

         Mr. Alexander was elected as a director of the Company in May 1997. Mr. Alexander has been a Partner of Oak Hill Capital Management, Inc., which provides investment advisory services to Oak Hill Capital Partners, L.P., since February 1999, and a Vice President of Keystone since August 1995. Prior to joining Keystone, he worked at Goldman, Sachs & Co. where he was a Vice President in the Fixed Income Division from August 1993 to July 1995. Mr. Alexander is also a director FEP Capital Holdings, L.P., Oak Hill Strategic Partners, L.P., and 230 Park Investors, L.L.C.

         Mr. Doctoroff was elected as a director of the Company in May 1997. Mr. Doctoroff has been a Managing Partner of Oak Hill Capital Management, Inc., which provides investment advisory services to Oak Hill Capital Partners, L.P., since February 1999. Mr. Doctoroff has been a Vice President of Keystone since October 1992, a Managing Director of Oak Hill Partners, Inc. and its predecessor, which provides investment advisory services to Acadia Partners, L.P., since August 1987, Vice President and Director of Acadia MGP, Inc., a corporate general partner of Acadia since March 1992, and a managing partner of Insurance Partners Advisors, L.P., which provides investment advisory services to Insurance Partners, L.P., since February 1994. Mr. Doctoroff is also a director of American Capital Access Corporation, Bell & Howell Holdings Company, CapStar Hotel Company, and Payroll Transfers, Inc.

        Mr. Finley was elected as a director of the Company in May 1997. Mr. Finley has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc. from 1989 to 1994.

         Mr. Henske was elected as a director of the Company in May 1997. Mr. Henske has been a Partner of Oak Hill Capital Management, Inc., which provides investment advisory services to Oak Hill Capital Partners, L.P., since February 1999, and a Vice President of Keystone since January 1997. From January 1996 to December 1996, he was Executive Vice President and Chief Financial Officer and a director of American Savings Bank, F.A., a federally-chartered thrift. Mr. Henske is also a director of Grove Worldwide, LLC and Reliant Building Products,

Inc.

        Mr. Kwait was elected as a director of the Company in September 1998 and also served in that capacity from December 1993 through May 1997. Mr. Kwait is a Member and Managing Principal of Odyssey Investment Partners, LLC since April 1997 and was a Principal of Odyssey Partners, LP from August 1989 to March 1997. Mr. Kwait is also a director of Payroll Transfers, Inc.

        Mr. Singleton was elected as a director of the Company in May 1997. Mr. Singleton has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Singleton is also a director of Able Body Corporation, Cinemark USA, Inc., Genesis ElderCare Corp., L.P. Thebault Company and WESCO International, Inc.

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

         Mr. Gessner has been Vice President of Information Services since November 1998 and served as Director of Information Services since joining the Company in July 1996. Mr. Gessner's responsibilities include overall management of the Company's business information systems and technology initiatives. Prior to joining the Company, Mr. Gessner was Director of Corporate Information Systems at ARINC, Incorporated, an engineering services and telecommunications company in Annapolis, Maryland, from 1988 to 1996.

         Ms. Giannelli has been Vice President and Controller of the Company with responsibilities for the Company's accounting department including regulatory reporting since 1990. Prior to joining the Company, Ms. Giannelli was a Senior Manager of KPMG Peat Marwick in Baltimore, Maryland where she had been employed from 1982 to 1990.

         Mr. Hansen has been Vice President and Western Regional Manager with responsibility for Sales and Operations in the 13 Western States since 1994. His duties include attainment of branch profitability, fleet management, development of personnel and implementation of corporate policy in his region. Prior to joining the Company in 1983, Mr. Hansen was General Manager of Duracite Mfg., a cabinetwork and construction firm in the San Francisco Bay Area.

        Mr. Hennessey has been Vice President of Marketing and Product Development since September 1997. Mr. Hennessey's responsibilities include marketing, development of new products for rental and sale to customers and the Company's National Accounts Program. Mr. Hennessey has over 28 years of experience in the financial services industry. Prior to joining the Company, Mr. Hennessey was Senior Vice President of NationsBank from 1993 to 1997.

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

         Mr. Ross has been Vice President and Corporate Counsel for the Company since February 1995. Prior to joining the Company, Mr. Ross was Corporate Counsel for MNC Leasing Corporation from 1983 to 1991 and Special Assets Counsel for MNC Financial, Inc. from 1991 to 1993. Prior to joining MNC Leasing Corporation and during the period from 1993 to 1995, he was engaged in the private practice of law in both North Carolina and Maryland.

        Mr. Wyatt has been Vice President, Marketing and Sales Support since 1996. He was Director of Sales and Marketing for the Company from 1990 to 1996 and was National Sales Manager from 1988 to 1990. Before joining the Company, Mr. Wyatt operated W. J. Wyatt and Company, Inc., a consulting firm providing sales development, market planning, convention and meeting management and publishing services.

ITEM 11.

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the compensation for the last three completed fiscal years of the five highest paid officers of the Company who received total compensation in excess of $100,000 during 1998.

                                                                                            Long Term Compensation
                                                                                            ----------------------
                                                                                              Awards      Payouts
                                                                                              ------      -------

                                                                   Annual Compensation       Securities        LTIP
                                                                   -------------------       Underlying       Payouts
                                                          Year         Salary      Bonus     Options(1)        $ (2)
                                                          ----         ------      -----     ----------        -----
Gerard E. Holthaus
President and Chief Executive Officer ....................1998       $274,213   $105,000       25,000       $     --
                                                          1997        241,520     99,750      165,090           910,254
                                                          1996        200,000     50,500       81,000             --

J. Collier Beall
Senior Vice President and Southern Division Manager.......1998        216,502     30,000        7,000             --
                                                          1997        212,610     26,250       65,000           377,750
                                                          1996        197,555     20,000       30,000             --

Joseph F. Donegan
Senior Vice President and Northern Division Manager.......1998        199,064     30,000        7,000             --
                                                          1997        189,734     26,250       65,000           360,854
                                                          1996        179,288     20,000       30,000             --

Gerard E. Keefe
Senior Vice President and Chief Financial Officer.........1998         132,314    40,000        7,000             --
                                                          1997         117,025    36,750       60,000           330,442
                                                          1996          89,769    25,000       27,000             --

Robert W. Hansen
Vice President and Western Regional Manager...............1998         147,580    16,000        2,500             --
                                                          1997         157,130    15,750       25,000           256,788
                                                          1996         132,601    18,000       15,000             --


(1) Represents options granted to purchase shares of Holdings pursuant to the 1997 Plan for options granted in 1998, the 1997 and 1994 Plans for options granted in 1997 and the 1994 Plan for options granted in 1996.

(2) Represents accelerated payments made under the Long Term Incentive Plan which was terminated in May 1997 as a result of the Recapitalization.

         The following tables contain information covering stock options granted during 1998 to the Chief Executive Officer and the other officers named in the Executive Compensation table above and the number and value of unexercised stock options held by those officers at the end of the fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                            Potential Realizable
                                                     Individual Grants                                        Value at Assumed
                            ----------------------------------------------------------------------              Annual Rates
                                               % of Total                                                      Of Stock Price
                                                 Options                                                      Appreciation for
                                               Granted to         Exercise or                                    Option Term
                              Options         Employees in         Base Price          Expiration           ---------------------
Name                        Granted (#)       Fiscal Year        ($/Share)(1)             Date              5%($)          10%($)
----                        -----------       -----------        ------------             ----              -----          ------

Gerard E. Holthaus...........   25,000           22.2%             50.67              12/15/08 (2)         796,750        2,018,750


J. Collier Beall.............    7,000            6.2%             50.67              12/15/08 (2)         223,090          565,250


Joseph F. Donegan............    7,000            6.2%             50.67              12/15/08 (2)         223,090          565,250


Gerard E. Keefe..............    7,000            6.2%             50.67              12/15/08 (2)         223,090          565,250


Robert W. Hansen.............    2,500            2.2%             50.67              12/15/08 (2)          79,675          201,875


--------------
(1) Represents fair market value of Common Stock at date of grant.
(2) 50% of the options vest ratably over five years and 50% vest ratably based on the Company meeting certain financial targets over the next five years.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION VALUES (1)




                                            Number of Securities
                                          Underlying Unexercised                        Value of Unexercised
                                                Options at                              In-the-Money Options
                                            Fiscal Year End (#)                         At Fiscal Year End ($)
Name                                    Exercisable/Unexercisable (2)               Exercisable/Unexercisable(3)
----                                    -----------------------------               ----------------------------
Gerard E. Holthaus....................        223,190 / 71,300                             7,663,921 / 1,034,721

J. Collier Beall .....................         82,300 / 26,600                             2,800,832 / 423,570

Joseph F. Donegan.....................         81,250 / 26,600                             2,752,448 / 423,570

Gerard E. Keefe.......................         71,300 / 23,600                             2,360,802 / 363,060

Robert W. Hansen......................          40,350 / 8,000                             1,450,498 / 121,020


------------------
(1)      No options were exercised by executive officers during fiscal 1998.
(2) For options granted under the 1997 Plan, 50% vest ratably over five years and 50% vest ratably based on the Company meeting certain financial targets over the next five years. All other options became fully vested in conjunction with the Recapitalization.
(3)      Based on the estimated fair market value at December 31, 1998.

SCOTSMAN HOLDINGS, INC. 1994 EMPLOYEE STOCK OPTION PLAN

         In March 1995, a stock option plan was adopted for certain key employees. All options outstanding under this plan became fully vested in conjunction with the Recapitalization. The options are exercisable for a period of 10 years from date of grant.

SCOTSMAN HOLDINGS, INC. AMENDED AND RESTATED 1997 EMPLOYEE STOCK OPTION PLAN

         In December 1997, a stock option plan was adopted for certain key employees, which was amended and restated in December 1998. Under the plan, up to 479,500 options to purchase Holdings' common stock may be granted. In 1998, 36,550 options were granted under this plan at an offer price of $30.50 per share and 76,000 options were granted at an offer price of $50.67 per share. Fifty percent of the options granted vest ratably over five years and fifty percent vest ratably based on the Company meeting certain financial targets over the next five years. All options expire 10 years from the date of grant.

401(K)/DEFINED CONTRIBUTION PLAN

         On May 1, 1993, the Company adopted a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Each employee of the Company who completes one hour of service with the Company is eligible to participate in the salary reduction feature of the 401(k) Plan. The 401(k) Plan permits participants to contribute the lesser of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,000 in 1998). All amounts deferred under the 401(k) Plan's salary reduction feature by a participant are fully vested.

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

         The 401(k) Plan also has a "profit sharing" feature, under which the Company may contribute, in its discretion, an additional amount which is allocated to the accounts of active participants who have been employed for 12 consecutive months by the Company, who have completed 1,000 hours of service during the Plan Year and who are employed on the last day of the year, based on such participants' compensation for the year. The vesting schedule for these contributions is identical to that for matching contributions.

         A participant's 401(k) Plan benefits generally are payable upon the participant's death, disability, retirement, or other termination of employment. Payments under the 401(k) Plan are made in a lump sum.

         In 1998, the Company made matching contributions to the 401(k) Plan participants in an aggregate amount of $329,303.

DEFERRED COMPENSATION PLAN FOR EXECUTIVES

         During 1997, the Company adopted a deferred compensation plan for executives (the "Plan") which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974. The Plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 1998, the total amount deferred under this Plan, including earnings, was $2,762,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, the Compensation Committee was comprised of two outside directors: Daniel L. Doctoroff and David P. Spalding. No member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the issued and outstanding shares of Common Stock of the Company are owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of Holdings' Common Stock by (i) all persons owning of record or beneficially to the knowledge of the Company 5% or more of the issued and outstanding Holdings Common Stock, (ii) each director individually, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

                                                                          Shares of
Name                                                                     Common Stock                       Percentage
----                                                                     ------------                       ----------

Cypress Merchant Banking Partners L.P.(1)(2)(3)
     c/o The Cypress Group L.L.C.
     65 East 55th Street
     New York, NY 10022................................................    2,431,523                         39.24%

Cypress Offshore Partners L.P.(1)(2)(3)
     Bank of Bermuda (Cayman) Limited
     P.O. Box 513 G.T.
     Third Floor
     British American Tower
     George Town, Grand Cayman
     Cayman Islands, B.W.I.............................................      125,939                           2.03

Scotsman Partners, L.P.(2)(3)(4)
     201 Main Street
     Fort Worth, TX 76102..............................................    2,557,462                          41.27

Odyssey Investment Partners Fund, LP(3)(5)
     280 Park Avenue
     New York, NY 10017................................................      716,536                          11.56

James N. Alexander(6)..................................................          ---                            ---
Daniel L. Doctoroff(6).................................................          ---                            ---
Michael F. Finley(7)...................................................          ---                            ---
Robert B. Henske(6)....................................................          ---                            ---
Brian Kwait(8).........................................................          ---                            ---
James L. Singleton(7)..................................................          ---                            ---
David P. Spalding(7)...................................................          ---                            ---
Barry P. Gossett (3)(9)................................................      124,407                           2.01
Gerard E. Holthaus (9)(10)(11).........................................      261,290                           4.07
J. Collier Beall(9)(10)(11)............................................       86,800                           1.38
Joseph F. Donegan(9)(10)(11)...........................................       84,850                           1.35
Gerard E. Keefe(9)(10)(11).............................................       72,800                           1.16
Robert W. Hansen (9)(10)(11)...........................................       46,500                           0.75

All executive officers and directors as a group........................      872,622                          12.69


(1) Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. are controlled by The Cypress Group L.L.C. or affiliates thereof. Certain executives of The Cypress Group L.L.C., including Messrs. Jeffrey Hughes, James Singleton, David Spalding and James Stern, may be deemed to share beneficial ownership of the shares shown as beneficially owned by Cypress Merchant Banking Partners L.P. and Cypress Offshore Partners L.P. Each of such individuals disclaims beneficial ownership of such shares.

(2) Does not include shares beneficially owned by members of management, as to which the Investor Group (as defined herein) has an irrevocable proxy.

(3) Under the Investor Stockholders Agreement (as defined herein), the Cypress Stockholders (as defined herein), Scotsman Partners, L.P., and Odyssey Investment Group (as defined herein) have agreed to vote their shares for certain nominees for director and other matters and the Cypress Stockholders, Scotsman Partners, L.P., Odyssey Investment Group and Mr. Gossett have agreed to restrict the transfer of their shares subject to certain exceptions. See "Certain Relationships and Related Transactions--Investor Stockholders Agreement."

(4) The shares of Holdings Common Stock beneficially owned by Scotsman Partners, L.P. may be deemed to be owned by J. Taylor Crandall, Group 31, Inc. ("Group 31") and Arbor Scotsman, L.P. ("AS"). Mr. Crandall is the sole stockholder of Group 31, which is the general partner of AS, which, in turn, is the general partner of Scotsman Partners, L.P. Group 31 and AS disclaim such beneficial ownership. The address of Mr. Crandall, Group 31 and AS is the same as Scotsman Partners. Mr. Crandall is a Managing Partner of Oak Hill Capital Management, Inc.

(5) Includes 1,461 shares that are beneficially owned by Odyssey Coinvestors, LLC, an affiliate of Odyssey Investment Partners, LLC (together, "Odyssey Investor Group"). The General Partner of Odyssey Investment Partners Fund, LP is Odyssey Capital Partners, LLC a Delaware limited liability company (the "General Partner of Odyssey") and the Managing Member of Odyssey Coinvestors, LLC is Odyssey Investment Partners, LLC, a Delaware limited liability company. Paul D. Barnett, Stephen Berger, William Hopkins, Brian Kwait and Muzzi Mirza are Managing Members of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC, and, therefore, may each be deemed to share voting and investment power with respect to 716,536 shares and votes deemed to be owned by the General Partner of Odyssey and Odyssey Investment Partners, LLC. Each Messrs. Barnett, Berger, Hopkins, Kwait and Mirza disclaims beneficial ownership of such shares.

 (6)     Such person's address is c/o Scotsman Partners, L.P.

 (7)     Such person's address is c/o Cypress Merchant Banking Partners L.P.

 (8)     Such person's address is c/o Odyssey Investment Partners Fund, LP.

 (9) Such person's address is the address of the Company's principal executive offices.

(10) Each member of management is a party to the Stockholders' Agreement whereby he or she has agreed to limit the transferability of his or her shares. See "Certain Relationships and Related
         Transactions--Stockholders' Agreement."

(11)     Includes 223,190, 82,300, 81,250, 71,300, 40,350, and 681,690 shares held as options by Messrs. Holthaus, Beall, Donegan, Keefe and Hansen and all executive officers as a group, respectively, which are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE RECAPITALIZATION

        Holdings, Odyssey Investment Group, certain other existing stockholders of Holdings, certain partnerships affiliated with The Cypress Group L.L.C. and Scotsman Partners, L.P. are parties to a Recapitalization Agreement dated April 11, 1997 pursuant to which the Recapitalization occurred. See
"Recapitalization".

STOCKHOLDERS' AGREEMENT

         Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Scotsman Partners, L.P. (collectively the "Investor Group"), the Management Stockholders and Holdings are parties to a Management Stockholders' and Optionholders' Agreement dated as of September 14, 1998 (the "Stockholders' Agreement"), which contains certain rights and restrictions with respect to the transfer of each Management Stockholder's shares of Common Stock. The Stockholders' Agreement prohibits the transfer of any shares of Common Stock by Management Stockholders (other than sales required in connection with the disposition of all shares of Common Stock owned by the Investor Group and its affiliates) until the earlier of twelve months after an initial public offering of the equity of Holdings for designated officers (and sixty days after an initial public offering for non-designated officers) or the day after the Investor Group and its affiliates have disposed of more than 33-1/3% of the shares of Common Stock originally acquired by the Investor Group, and thereafter, the aggregate number of shares which may be transferred by each Management Stockholder in any calendar year (other than certain required sales) may not exceed 25% of the number of shares acquired pursuant to the Subscription Agreement between Holdings and such Management Stockholder plus the number of any shares acquired pursuant to the exercise of stock purchase options. In addition, the Stockholders' Agreement restricts the transfer of shares of Common Stock by each Management Stockholder for a period of five years from the date of purchase of such shares, except certain permitted transfers and transfers pursuant to an effective registration statement or in accordance with Rule 144 under the Securities Act. Upon the expiration of such five-year period, subject to the foregoing restrictions, each Management Stockholder may transfer his shares after giving to the Investor Group and Holdings, respectively, a right of first refusal to purchase such shares.

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

INVESTOR STOCKHOLDERS AGREEMENT

         On May 22, 1997, Holdings, certain partnerships affiliated with The Cypress Group, L.L.C. (the "Cypress Stockholders") and Scotsman Partners, L.P. (collectively, including their permitted transferees, the "Investor Stockholders") and Odyssey Investment Group, Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders (together with their permitted transferees and the Investor Stockholders, the "Stockholders") entered into an investor stockholders agreement, which was subsequently amended on September 1, 1998 (the "Investor Stockholders Agreement").

         Under the terms of the Investor Stockholders Agreement, unless otherwise agreed to by the Investor Stockholders, the board of directors of Holdings (the "Board of Directors") will consist of nine directors: three persons nominated by the Cypress Stockholders, three persons nominated by Scotsman Partners, one person nominated by Odyssey Investment Group, the Chairman of the Board of Directors and the President of Holdings. Each of Cypress Stockholders, Scotsman Partners and Odyssey Investment Group is entitled to remove and replace any or all of their respective designees on the Board of Directors and each is entitled to remove the director or directors who are the Chairman of the Board and the President of Holdings in accordance with the provisions of the Investor Stockholders Agreement. If the Holdings Common Stock held by either the Cypress Stockholders or Scotsman Partners is reduced to an amount less than 20% of the outstanding Holdings Common Stock but 5% or more of the outstanding Holdings Common Stock, the Cypress Stockholders or Scotsman Partners, as the case may be, will be entitled to designate one director. Each of the Cypress Stockholders or Scotsman Partners will lose the right to designate one director when the Cypress Stockholders or Scotsman Partners, as the case may be, no longer holds at least 5% of the outstanding Holdings Common Stock. From and after the date that Odyssey Investment Group owns less than 5% of the outstanding Holdings Common Stock, it will no longer be entitled to designate any director for election or removal. If any of Cypress Stockholders, Scotsman Partners and Odyssey Investment Group is entitled to designate a lesser number of directors pursuant to the Investor Stockholders Agreement, then they will vote their shares to cause the number of the entire Board of Directors to be reduced by the number of directors they are no longer entitled to designate.

         Under the Investor Stockholders Agreement, until such time as either the Cypress Stockholders or the Scotsman Partners is no longer entitled to designate three directors, without the approval of a majority of the directors designated by each of the Cypress Stockholders and Scotsman Partners, respectively, Holdings will not take certain actions (including mergers, consolidations, sales of all or substantially all assets, electing or removing the Chairman or President of Holdings, issuing securities, incurring certain indebtedness, making certain acquisitions, approving operating and capital budgets and other major transactions).

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

         The Investor Stockholders Agreement contains provisions limiting the ability of Stockholders to transfer their shares in certain circumstances. Among other provisions, the Investor Stockholders Agreement includes (i) rights of first offer in favor of the Investor Stockholders with respect to proposed transfers of shares to a third party and (ii) tag-along rights in favor of each Stockholder pursuant to which a selling Stockholder would be required to permit the other Stockholders to participate on a proportional basis in a transfer of shares to a third party. Also, if one or more Stockholders holding at least 60% of the outstanding Holdings Common Stock determine to sell shares to a third party, in certain circumstances such Stockholders have the right to require the other Stockholders to sell their shares to such third party.

         Under the Investor Stockholders Agreement, the Stockholders have the right to require the Company to register their shares of Holdings Common Stock under the Securities Act in certain circumstances, including upon a demand of certain of the Stockholders.

         The Investor Stockholders Agreement (other than the registration rights provisions) will terminate (unless earlier terminated as specified in the Investor Stockholders Agreement) upon the earlier of (i) May 22, 2007 and (ii) completion of an IPO.

CONSULTING AGREEMENT

          During 1998, Mr. Gossett was engaged by the Company to assist with mergers and acquisitions, real estate project management, strategic initiatives and other general business services. As compensation for these services, Mr. Gossett received $120,000 for the year ended through December 31, 1998. Mr. Gossett currently serves as the Chairman of the Company's Board of Directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Financial Statements and Financial Statement Schedules
                  (1) and (2). See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.

         (b)      Reports on Form 8-K filed in the fourth quarter of 1998.

                  In a report on Form 8-K/A filed November 15, 1998, the Company amended its Current Report on Form 8-K dated September 1, 1998 reporting its acquisition of all of the outstanding stock of Space Master International, Inc. The Form 8-K/A included financial statements of the business acquired and certain pro forma financial information.

         (c)      Exhibits

   Exhibit Number
   --------------

         2.1  --      Recapitalization Agreement, dated as of April 11, 1997.
                      (Incorporated by reference to Exhibit 2 of Form 8-K dated
                      May 22, 1997.)

         2.2  --      Stock  Purchase  Agreement,  dated as of July 23,  1998.
                      (Incorporated by reference to Exhibit 2 of Form 8-K dated September 1, 1998.)

         3.1  --      Certificate of Incorporation of Williams Scotsman, Inc.,
                      as amended. (Incorporated by reference to Exhibit 3(i) of Form 8-K dated November 27, 1996).

         3.2  --      By-laws of Williams Scotsman, Inc.  (Incorporated
                      by reference to Exhibit 3.2 of Registration Statement on Form S-l, Commission File No. 33-68444).

         4.1  --      Indenture dated as of May 15, 1997 among Williams
                      Scotsman, Inc., Mobile Field Office Company, Willscot
                      Equipment, LLC and The Bank of New York, as trustee.
                      (Incorporated by reference to Exhibit 4.1 of Registration
                      Statement on Form S-4, Commission File No. 333-30753).

         10.1  --     Credit Agreement, dated as of May 22, 1997 and Amended
                      and Restated as of September 1, 1998, by and among Williams Scotsman, Inc., Scotsman Holdings, Inc.
                      each of the financial institutions named therein, Bankers
                      Trust Company, as issuing bank and BT Commercial
                      Corporation, as agent.

         10.2  --    Investor Stockholders Agreement, dated as of May 22,
                     1997, among Scotsman Partners, L.P., Cypress Merchant
                     Banking Partners, L.P., Cypress Offshore Partners, L.P.,
                     Odyssey Partners, L.P., Barry P. Gossett, BT Investment
                     Partners, Inc. and certain other stockholders.
                     (Incorporated by reference to Exhibit 10.3 of Registration
                     Statement on Form S-4, Commission File No.333-30753).

         10.3  --    Amendment No. 1 to Investor Stockholders Agreement,
                     dated as of September 1, 1998, among Scotsman Partners,
                     L.P. Cypress Merchant Banking Partners, L.P., Cypress
                     Offshore Partners, L.P., Odyssey Partners, L.P., Barry P.
                     Gossett, BT Investment Partners, Inc. and certain other stockholders.

         10.4  --    Management Stockholders' and Optionholders' Agreement,
                     dated as of September 14, 1998, among Scotsman Partners,
                     L.P., Cypress Merchant Banking Partners, L.P., Cypress
                     Offshore Partners, L.P., and certain management stockholders of Holdings.

         10.5  --     Scotsman Holdings, Inc. Employee Stock Purchase Plan.
                      (Incorporated by reference to Exhibit 10.8 of Registration
                      Statement on Form S-1 of Scotsman Holdings, Inc.
                      Commission File No. 33-68444).

         10.6  --     Scotsman Holdings, Inc. 1994 Employee Stock Option
                      Plan. (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended
                      December 31, 1994).

         10.7  --     Scotsman Holdings, Inc. Amended and Restated 1997 Employee
                      Stock Option Plan.

         12.1  --     Statement regarding computation of ratios.

         21.1  --     Subsidiaries of Registrant: Willscot Equipment, LLC,
                      and Space Master International, Inc.

         27    --      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WILLIAMS SCOTSMAN, INC.

                                                  By: /s/ Gerard E. Keefe
                                                  -----------------------
                                                      Gerard E. Keefe
                                                      Senior Vice President and
                                                      Chief Financial Officer
Dated:  March 31, 1999

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

         NAME                               CAPACITY                            DATE

/s/ Gerard E. Holthaus              President, Chief Executive                  March 31, 1999
--------------------------
Gerard E. Holthaus                  Officer and Director

/s/ Gerard E. Keefe                 Senior Vice President and                   March 31, 1999
--------------------------
Gerard E. Keefe                     Chief Financial Officer

/s/ Katherine K. Giannelli          Vice President and Controller               March 31, 1999
--------------------------
Katherine K. Giannelli

/s/ Barry P. Gossett                Chairman of the Board                       March 31, 1999
----------------------------
Barry P. Gossett

/s/ James N. Alexander              Director                                    March 31, 1999
-------------------------
James N. Alexander

/s/ Daniel L. Doctoroff             Director                                    March 31, 1999
--------------------------
Daniel L. Doctoroff





         NAME                               CAPACITY                            DATE

/s/ Michael F. Finley                       Director                            March 31, 1999
----------------------------
Michael F. Finley

/s/ Robert B, Henske                        Director                            March 31, 1999
---------------------------
Robert B. Henske

/s/ Brian Kwait                             Director                            March 31, 1999
--------------------------
Brian Kwait

/s/ James L. Singleton                      Director                            March 31, 1999
---------------------------
James L. Singleton

/s/ David P. Spalding                       Director                            March 31, 1999
---------------------------
David P. Spalding


                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts


                                                            Year ended December 31,
                                                            -----------------------
                                                       1998              1997              1996
                                                       ----              ----              ----
                                                                    (In thousands)
Allowance for Doubtful Accounts:
     Balance at beginning of the period              $   253           $   258          $  447
     Provision charged to expense, net of recoveries   2,329             2,370           2,209
     Acquired allowance                                1,262               ---            ---
     Accounts receivable written-off                  (3,005)           (2,375)         (2,398)
                                                       -----             -----           -----

     Balance at end of the period                    $   839           $  253           $  258
                                                      ======            =====            =====



                              EXHIBITS TO FORM 10-K
                             WILLIAMS SCOTSMAN, INC.
                                  EXHIBIT INDEX

                                                                                   Sequentially
                                                                                    Numbered
Exhibit No.       Description of Document                                             Page
-----------       -----------------------                                             ----

10.1  --          Credit Agreement, dated as of May 22, 1997 and Amended
                  and Restated as of September 1, 1998, by and among
                  Williams Scotsman, Inc., Scotsman Holdings, Inc.
                  each of the financial institutions named therein, Bankers
                  Trust Company, as issuing bank and BT Commercial
                  Corporation, as agent.                                               65

10.3  --          Amendment No. 1 to Stockholder Agreement, dated as of
                  September 1, 1998, among Scotsman Partners, L.P.
                  Cypress Merchant Banking Partners, L.P., Cypress Offshore
                  Partners, L.P., Odyssey Partners, L.P., Barry P. Gossett,
                  BT Investment Partners, Inc. and certain other stockholders.        224

10.4  --          Management Stockholders' and Optionholders' Agreement,
                  dated as of September 14, 1998, among Scotsman Partners, L.P.
                  Cypress Merchant Banking Partners, L.P., Cypress Offshore
                  Partners, L.P., and certain management stockholders of Holdings.    231

10.7  --          Scotsman Holdings, Inc. Amended and Restated 1997 Employee
                  Stock Option Plan.                                                  252

12.1 --           Statement regarding computation of ratios.                          263

27   --           Financial Data Schedule.                                            264
