Form 10-Q
period 1999-03-31
WILLIAMS SCOTSMAN INC
filed 1999-05-14
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                             WILLIAMS SCOTSMAN, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                           Page
                                                                            ----
        Item 1.Financial Statements


        Consolidated Balance Sheets at March 31, 1999                          1
        and December 31, 1998

        Consolidated Statements of Operations for the three                    2
        months ended March 31, 1999 and 1998

        Consolidated Statements of Cash Flows for the three                    3
        months ended March 31, 1999 and 1998

        Notes to Consolidated Financial Statements                             5

        Item 2. Management's Discussion and Analysis of                        8
                Financial Condition and Results of Operations


PART II  -  OTHER  INFORMATION

        Item 6.Exhibits and Reports on Form 8-K                               11

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                          March 31, 1999    December 31,
Assets                                                      (Unaudited)        1998
------                                                      -----------        ----
                                                             (dollars in thousands)

Cash                                                      $       561            796
Trade accounts receivable, less allowance for
       doubtful accounts                                       41,806         39,244
Prepaid expenses and other current assets                      15,114         13,976

Rental equipment, net of accumulated depreciation of
      $108,407 in 1999 and $102,614 in 1998                   671,036        640,634

Property and equipment, net                                    48,868         46,679
Deferred financing costs, net                                  23,949         25,161
Goodwill and other intangible assets, net                     176,206        159,817
Other assets                                                   13,305         14,980
                                                          -----------        -------
                                                          $   990,845        941,287
                                                          ===========        =======

Liabilities and Stockholder's Equity

Accounts payable                                          $    11,104         12,651
Accrued expenses                                               37,757         26,208
Rents billed in advance                                        22,656         21,702
Long-term debt                                                871,038        845,447
Deferred income taxes                                         109,176         98,537
                                                          -----------        -------
      Total liabilities                                     1,051,731      1,004,545
                                                          -----------        -------
Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares              33             33
   Additional paid-in capital                                 124,540        124,189
   Retained deficit                                          (185,459)      (187,480)
                                                          -----------        -------
      Total stockholder's deficit                             (60,886)       (63,258)
                                                          -----------        -------
                                                          $   990,845        941,287
                                                          ===========        =======

See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                          1999          1998
                                                          ----          ----
                                                        (in thousands except
                                                    share and per share amounts)
Revenues:
   Leasing                                            $   47,575       31,861
   Sales:
     New units                                            15,023        9,170
     Rental equipment                                      5,056        3,446
   Delivery and installation                              13,660        7,897
   Other                                                   7,280        5,779
                                                      ----------   ----------

                Total revenues                            88,594       58,153
                                                      ----------   ----------

Costs of sales and services:
   Leasing:
     Depreciation and amortization                         8,600        5,913
     Other direct leasing costs                            6,544        4,754
   Sales:
     New units                                            12,248        7,502
     Rental equipment                                      3,785        2,466
   Delivery and installation                               9,965        5,863
   Other                                                   1,111        1,278
                                                      ----------   ----------

                Total costs of sales and services         42,253       27,776
                                                      ----------   ----------

                Gross profit                              46,341       30,377
                                                      ----------   ----------

Selling, general and administrative expenses              18,263       13,621
Other depreciation and amortization                        3,732        1,539
Interest, including amortization of deferred
   financing costs                                        20,274       14,006
                                                      ----------   ----------

                Total operating expenses                  42,269       29,166
                                                      ----------   ----------

                Income before income taxes                 4,072        1,211
Income tax expense                                         2,048          480
                                                      ----------   ----------

                Net Income                            $    2,024          731
                                                      ==========   ==========

Earnings per common share                             $     0.61         0.22
Dividends per common share                            $       --         6.85
                                                      ==========   ==========

Weighted average shares outstanding                    3,320,000    3,320,000
                                                      ==========   ==========

See accompanying notes to consolidated financial statements

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                  1999          1998
                                                                  ----          ----
                                                               (dollars in thousands)
Cash flows from operating activities:
   Net income                                                   $  2,024         731
   Adjustments to reconcile net income to net cash
     provided by operating activities:
            Depreciation and amortization                         13,559       8,293
            Provision for bad debts                                  871         603
            Deferred income tax expense                            1,994         442
            Non-cash option compensation expense                     351          --
            Gain on sale of rental equipment                      (1,271)       (980)
            (Increase) decrease in net trade accounts
                receivable                                          (918)         63
            Decrease in other assets                               3,286       1,546
            Increase in accrued expenses                          11,549      10,713
            Other                                                 (3,693)      2,930
                                                                --------    --------

                Net cash provided by operating activities         27,752      24,341
                                                                --------    --------

Cash flows from investing activities:
   Rental equipment additions                                    (18,823)    (23,475)
   Proceeds from sales of rental equipment                         5,056       3,446
   Purchases of property and equipment, net                       (2,796)     (4,483)
   Purchase of Evergreen Mobile Company, net of cash acquired    (37,000)         --
                                                                --------    --------

                Net cash used in investing activities           $(53,563)    (24,512)
                                                                --------    --------

                                                                     (continued)

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                           1999          1998
                                                           ----          ----
                                                         (dollars in thousands)
Cash flows from financing activities:
   Proceeds from long-term debt                         $ 119,822       85,676
   Repayment of long-term debt                            (94,231)     (62,503)
   Increase in deferred financing costs                       (15)        (272)
   Payment of dividends                                        --      (22,755)
                                                        ---------    ---------

            Net cash provided by financing activities      25,576          146
                                                        ---------    ---------

            Net decrease in cash                             (235)         (25)
Cash at beginning of period                                   796          294
                                                        ---------    ---------

Cash at end of period                                   $     561          269
                                                        =========    =========

Supplemental cash flow information:
   Cash paid for income taxes                           $     169           58
                                                        =========    =========

   Cash paid for interest                               $   8,951        3,357
                                                        =========    =========


See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


(1)   FINANCIAL STATEMENTS

      The financial information for the three months ended March 31, 1999 and 1998 includes the accounts of Williams Scotsman, Inc. and its wholly owned subsidiary Willscot Equipment, LLC ("Willscot"). Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full, unconditional and joint and several subordinated guarantor of the Company's 9 7/8% Senior Notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

      The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31,1999 and its operating results and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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


(3)   ACQUISITION

      On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation ("EVG"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of EVG was approximately $37,000, including the repayment of existing indebtedness of EVG. Such amount is subject to revision upon completion of an audit of the acquired entity. The purchase price paid was allocated to the net assets acquired of approximately $19,000 with the excess representing goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. These estimates may vary from actual amounts ultimately recorded. The acquisition was financed with borrowings under the Company's amended credit facility.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)


(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

      The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce and covenant not to compete, which are being amortized on a straight line basis over periods of 21 to 86 months. As of March 31, 1999 and 1998, accumulated amortization was $2,970 and $228, respectively.

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


(5)   INCOME TAXES

      The difference between the Company's reported tax provision for the three months ended March 31, 1999 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,202.

(6)   EARNINGS AND DIVIDENDS PER SHARE

      Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods. Dividends per common share is computed by dividing dividends paid by the weighted average number of common shares outstanding during the periods.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

(7)  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

     The 9 7/8% Senior Notes issued by the Company are guaranteed by Willscot, its wholly owned subsidiary. The guarantee is full, unconditional and joint and several. The operations of Willscot are limited to leasing its mobile office units to the Company under a master lease and paying the Company a fee to manage its mobile office units. Accordingly, based on the terms of these agreements, it has recorded no net income for the applicable periods. Full separate financial statements of the guarantor subsidiary have not been included because management has determined that they are not material to investors. Summarized financial statements of Willscot are as follows:

                                                   March 31,        December 31,
Balance Sheet                                        1999              1998
-------------                                        ----              ----
  Assets:
         Rental equipment, at cost                  $585,290         $543,561
             Less accumulated depreciation            65,008           60,320
                                                    --------         --------
             Net rental equipment                    520,282          483,241
         Other assets                                  2,102            4,285
                                                    --------         --------
             Total assets                           $522,384         $487,526
                                                    ========         ========

  Total liabilities and stockholder's equity        $522,384         $487,526
                                                    ========         ========


                                                 Three months ended March 31,
Statement of Operations                             1999               1998
-----------------------                             ----               ----
   Revenue:
            Leasing                                  $14,201          $ 8,723
            Other                                         85               55
                                                   ---------          -------
                                                      14,286            8,778
                                                      ------            -----

   Expenses:
            Selling, general and administrative        4,040            5,885
            Depreciation                               4,955            2,867
            Interest                                   5,291               26
                                                       -----          -------
                                                      14,286            8,778
                                                      ------            -----

   Net Income                                     $    -0-          $   -0-
                                                  ==========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

  Certain statements in this Form 10-Q for the quarter ended March 31, 1999 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, locate and finance acquisitions, and integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; risks associated with the "Year 2000" phenomenon; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that maybe made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998.

  The results of operations for the three months ended March 31, 1999 include the effect of three acquisitions completed during the nine month period ended March 31, 1999. These acquisitions added a total of approximately 17,500 units to the lease fleet.

  Revenues in the quarter ended March 31, 1999 were $88.6 million, a $30.4 million or 52.3% increase from revenues of $58.2 million in the same period of 1998. The increase resulted from a $15.7 million or 49.3% increase in leasing revenue, a $5.9 million or 63.8% increase in new unit sales, a $5.8 million or 73.0% increase in delivery and installation revenue, a $1.6 million or 46.7% increase in sales of used units and a $1.5 million or 26.0% increase in other revenue. The increase in leasing revenue is attributable to a 50.9% increase in the average lease fleet to approximately 72,000 units at March 31, 1999, offset by a slight decrease in the average fleet utilization of less than one percentage point to 85% and a decrease of $1 in the average monthly rental rate. The decrease in the average monthly rental rate is a result of modest rate increases in the Company's major products offset by changes in fleet mix. The increase in new and used sales revenue is primarily due to the effect of the acquisitions noted above and the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and sales revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture as well as miscellaneous revenue related to services provided for customer-owned units.

  Gross profit for the quarter ended March 31, 1999 was $46.3 million, a $15.9 million or 52.6% increase from the first quarter 1998 gross profit of $30.4 million. This increase is primarily a result of an increase in leasing gross profit of $11.2 million or 53.0%. This increase in leasing gross profit is a result of the increase in leasing revenue described above combined with an increase in leasing margins from 66.5% in 1998 to 68.2% in 1999. Excluding depreciation and amortization, leasing margins increased from 85.1% to 86.2% in 1999.

  Selling, general and administrative (SG&A) expenses increased by $4.6 million or 34.1% from 1998. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1998. In addition to the effect of acquisitions on the fleet size as noted above, the Company's branch network has expanded from 73 branches at March 31, 1998 to 82 branches at March 31, 1999. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

  Other depreciation and amortization increased by $2.2 million to $3.7 million at March 31, 1999 from the same period in 1998. Of this increase, $1.2 million relates to the amortization of goodwill and other intangible assets recorded in connection with acquisitions. The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and lease fleet as discussed above.

  Interest expense increased by $6.3 million or 44.8% to $20.3 million in 1999 from $14.0 million in 1998. This increase is the result of increased borrowings to finance acquisitions and as a result of financing the other fleet and branch growth.


LIQUIDITY AND CAPITAL RESOURCES

   During the three months ended March 31, 1999 and 1998, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $27.8 million and $24.3 million for the three months ended March 31, 1999 and 1998, respectively, was largely generated by the rental of units from the Company's lease fleet and sales of new mobile office units.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $14.3 million or 63.3% to $37.0 million for the first quarter of 1999 compared to $22.7 million for the same period of 1998. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet, partially offset by a slight decrease in utilization and average monthly rental rate due to changes in fleet mix, and increased SG&A expenses required to support the increased activities during the first quarter of 1999.

   Cash flow used in investing activities was $53.6 million and $24.5 million in the three months ended March 31, 1999 and 1998, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $25.6 million and $0.1 million in the three months ended March 31, 1999 and 1998, respectively, was primarily from borrowings under the line of credit. In 1998, the Company paid dividends to its parent company in the amount of $22,755 primarily to effect the repayment of its promissory note.

   The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.


IMPACT OF THE YEAR 2000

  The Company has developed a comprehensive Year 2000 Compliance Plan designed to ensure that all of its significant or "mission critical" computer systems will function properly with respect to dates in the year 2000 and beyond. To date, the Company has completed all phases of its plan, including the assessment, remediation, testing and implementation of its key business computer applications affected by the Year 2000 issue. During the past three years, the Company has upgraded and/or replaced certain computer hardware and software systems that are significant to its business operations. Such systems have been determined to be Year 2000 compliant. Modification and testing of software applications has been completed and the software is currently operational. Many of these system replacements/upgrades were a part of the Company's business expansion and technology initiatives and were not undertaken in response to Year 2000 issues. Additionally, the Company has surveyed its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. To date, the Company is not aware of any such third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. Lastly, the Company's products and services are not directly impacted by the Year 2000 issue as there are no computer processors or embedded systems in its products that make use of century date logic. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. However, due to the geographic diversity of the Company's 82 branch offices and the regionalized nature of manufacturers and other vendors servicing the branch network, the likelihood of Year 2000 failures having a material impact on the conduct of the Company's daily business operations is not significant. Total costs related to Year 2000 initiatives are insignificant to the Company's results of operations or financial position. The Company has prepared a contingency plan for all mission critical computer applications that could be impacted by the Year 2000 issue. The contingency plan involves manual workarounds, use of alternate vendors and manufacturers and adjusting staffing strategies.

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

                                          WILLIAMS SCOTSMAN, INC.


                                          By:   /s/ Gerard E. Keefe
                                                --------------------------
                                                Gerard E. Keefe
                                                Senior Vice President and
                                                Chief Financial Officer

Dated: May 14, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                          CAPACITY                  DATE
         ----                          --------                  ----

/s/ Gerard E. Keefe          Senior Vice President and       May 14, 1999
--------------------------   Chief Financial Officer
Gerard E. Keefe


/s/ Katherine K. Giannelli   Vice President and Controller   May 14, 1999
--------------------------
Katherine K. Giannelli