Form 10-Q
period 1999-06-30
WILLIAMS SCOTSMAN INC
filed 1999-08-13
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

      The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of June 30, 1999, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                             WILLIAMS SCOTSMAN, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                           Page
                                                                            ----
      Item 1.     Financial Statements


      Consolidated Balance Sheets at June 30, 1999                            1
      and December 31, 1998

      Consolidated Statements of Operations for the three and six             2
      months ended June 30, 1999 and 1998

      Consolidated Statements of Cash Flows for the six                       3
      months ended June 30, 1999 and 1998

      Notes to Consolidated Financial Statements                              5


      Item 2.     Management's Discussion and Analysis of                     8
                  Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


      Item 6.     Exhibits and Reports on Form 8-K                           12

                          PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                    June 30,
                                                                      1999         December 31,
      Assets                                                      (Unaudited)          1998
      ------                                                      -----------      ------------
                                                                     (dollars in thousands)
Cash                                                              $     720          $     796
Trade accounts receivable, less allowance for
       doubtful accounts                                             47,747             39,244
Prepaid expenses and other current assets                            16,682             13,976

Rental equipment, net of accumulated depreciation of
      $114,574 in 1999 and $102,614 in 1998                         695,265            640,634

Property and equipment, net                                          52,914             46,679
Deferred financing costs, net                                        22,752             25,161
Goodwill and other intangible assets, net                           174,770            159,817
Other assets                                                         16,459             14,980
                                                                 ----------         ----------
                                                                 $1,027,309         $  941,287
                                                                 ==========         ==========
Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                                                 $   19,042         $   12,651
Accrued expenses                                                     27,992             26,208
Rents billed in advance                                              22,748             21,702
Long-term debt                                                      901,021            845,447
Deferred income taxes                                               112,686             98,537
                                                                 ----------         ----------
      Total liabilities                                           1,083,489          1,004,545
                                                                 ----------         ----------
Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                    33                 33
   Additional paid-in capital                                       124,892            124,189
   Retained deficit                                                (181,105)          (187,480)
                                                                 ----------         ----------
      Total stockholder's deficit                                   (56,180)           (63,258)
                                                                 ----------         ----------
                                                                 $1,027,309         $  941,287
                                                                 ==========         ==========

See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three months ended                 Six months ended
                                                          June 30,                          June 30,
                                                 -----------------------            -----------------------
                                                  1999             1998               1999           1998
                                                 ------           ------            -------        --------
                                                       (in thousands except share and per share amounts)
Revenues:
  Leasing                                        $50,022         $33,373            $ 97,597       $ 65,234
  Sales:
    New units                                     16,186           9,571              31,209         18,741
    Rental equipment                               6,475           3,832              11,531          7,278
  Delivery and installation                       15,895          10,941              29,555         18,838
  Other                                           10,172           5,864              17,452         11,643
                                                 -------         -------            --------       --------
       Total revenues                             98,750          63,581             187,344        121,734
                                                 -------         -------            --------       --------
Costs of sales and services:
  Leasing:
    Depreciation and amortization                  8,397           6,133              16,997         12,046
    Other direct leasing costs                     7,395           4,932              13,939          9,686
  Sales:
    New units                                     13,286           7,748              25,534         15,250
    Rental equipment                               4,995           2,887               8,780          5,353
  Delivery and installation                       11,302           7,551              21,267         13,414
  Other                                            2,904           1,076               4,015          2,354
                                                 -------         -------            --------       --------

       Total costs of sales and services          48,279          30,327              90,532         58,103
                                                 -------         -------            --------       --------
       Gross profit                               50,471          33,254              96,812         63,631
                                                 -------         -------            --------       --------
Selling, general and administrative expenses      17,652          12,884              35,915         26,505
Other depreciation and amortization                4,012           1,894               7,744          3,433
Interest, including amortization of deferred
 financing costs                                  20,475          14,363              40,749         28,369
                                                 -------         -------            --------       --------
       Total operating expenses                   42,139          29,141              84,408         58,307
                                                 -------         -------            --------       --------
       Income before income taxes                  8,332           4,113              12,404          5,324
Income tax expense                                 3,901           1,586               5,949          2,066
                                                 -------         -------            --------       --------
       Net Income                                $ 4,431         $ 2,527            $  6,455       $  3,258
                                                 =======         =======            ========       ========

Earnings per common share                        $  1.33         $  0.76            $   1.94       $   0.98
Dividends per common share                       $  0.02         $  0.02            $   0.02       $   6.87
                                                 =======         =======            ========       ========

Weighted average shares outstanding            3,320,000       3,320,000           3,320,000      3,320,000
                                               =========       =========           =========      =========

See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                 1999               1998
                                                                ------             ------
                                                                (dollars in thousands)

Cash flows from operating activities:
   Net income                                                 $   6,455           $  3,258
   Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                          27,196             17,161
          Provision for bad debts                                 1,904              1,203
          Deferred income tax expense                             5,504              1,991
          Non-cash option compensation expense                      703                ---
          Gain on sale of rental equipment                       (2,751)            (1,925)
          Increase in net trade accounts receivable              (7,892)            (7,137)
          Decrease in other assets                                  132              1,372
          Increase in accrued expenses                            1,784              2,106
          Other                                                   1,775              7,562
                                                              ---------           --------

              Net cash provided by operating activities          34,810             25,591
                                                              ---------           --------

Cash flows from investing activities:
   Rental equipment additions                                   (56,428)           (65,048)
   Proceeds from sales of rental equipment                       11,531              7,278
   Purchases of property and equipment, net                      (8,462)            (6,741)
   Purchase of Evergreen Mobile Company, net of cash acquired   (37,000)                --
                                                              ---------           --------
              Net cash used in investing activities           $ (90,359)          $(64,511)
                                                              ---------           --------

                                                                     (continued)

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                 1999               1998
                                                                ------             ------
                                                                (dollars in thousands)

Cash flows from financing activities:
   Proceeds from long-term debt                               $ 247,232           $ 186,230
   Repayment of long-term debt                                 (191,658)           (124,122)
   Increase in deferred financing costs                             (46)               (315)
   Payment of dividends                                             (55)            (22,810)
                                                              ---------           ---------

          Net cash provided by financing activities              55,473              38,983
                                                              ---------           ---------

          Net (decrease) increase in cash                           (76)                 63
Cash at beginning of period                                         796                 294
                                                              ---------           ---------

Cash at end of period                                         $     720           $     357
                                                              =========           =========

Supplemental cash flow information:
   Cash paid for income taxes                                 $     175           $      85
                                                              =========           =========

   Cash paid for interest                                     $  38,066             $26,558
                                                              =========           =========

See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
          (Dollars in thousands, except share and per share amounts)


(1)  FINANCIAL STATEMENTS

     The financial information for the six months ended June 30, 1999 and 1998 includes the accounts of Williams Scotsman, Inc. and its wholly owned subsidiaries, Willscot Equipment, LLC ("Willscot") and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full, unconditional and joint and several subordinated guarantor of the Company's 9 7/8% Senior Notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

     The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30,1999 and its operating results and cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


(2)  ACQUISITION

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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce and covenants not to compete, which are being amortized on a straight line basis over periods of 21 to 86 months. As of June 30, 1999 and 1998, accumulated amortization was $4,389 and $246, respectively.

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


(4)   INCOME TAXES

     The difference between the Company's reported tax provision for the three and six months ended June 30, 1999 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,437 and $2,639, respectively.


(5)  EARNINGS AND DIVIDENDS PER SHARE

     Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods. Dividends per common share is computed by dividing dividends paid by the weighted average number of common shares outstanding during the periods.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (Continued)


(7)  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

     The Company's 9 7/8% Senior Notes are guaranteed by Willscot, a wholly owned subsidiary. The guarantee is full, unconditional and joint and several. The operations of Willscot are limited to leasing its mobile office units to the Company under a master lease and paying the Company a fee to manage its mobile office units. Accordingly, based on the terms of these agreements, it has recorded no net income for the applicable periods. Full separate financial statements of the guarantor subsidiary have not been included because management has determined that they are not material to investors. Summarized financial statements of Willscot are as follows:

                                                       June 30,     December 31,
                                                         1999           1998
                                                       --------     ------------
   Balance Sheet
     Assets:
          Rental equipment, at cost                    $600,872       $543,561
              Less accumulated depreciation             (68,929)        60,320
                                                       --------       --------
              Net rental equipment                      531,943        483,241
          Other assets                                    4,836          4,285
                                                       --------       --------
              Total assets                             $536,779       $487,526
                                                       ========       ========

     Total liabilities and stockholder's equity        $536,779       $487,526
                                                       ========       ========

                                          Three months ended      Six months ended
                                               June 30,               June 30,
                                          ------------------     ------------------
Statement of Operations                    1999        1998       1999       1998
-----------------------                   -------     ------     -------    -------
   Revenue:
     Leasing                              $14,909     $9,093     $29,110    $17,816
     Other                                    153         49         238        104
                                          -------    -------    --------   --------
                                           15,062      9,142      29,348     17,920
                                          -------    -------    --------   --------
   Expenses:
     Selling, general and administrative    4,374      5,814       8,414     11,699
     Depreciation                           4,867      3,005       9,822      5,872
     Interest                               5,821        323      11,112        349
                                          -------    -------    --------   --------
                                           15,062      9,142      29,348     17,920
                                          -------    -------    --------   --------

   Net Income                             $    --     $    --    $    --    $    --
                                          =======     =======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

  Certain statements in this Form 10-Q for the quarter ended June 30,1999 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, to locate and finance acquisitions, and to integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; risks associated with the "Year 2000" phenomenon; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that maybe made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

      The results of operations for the three and six month periods ended June 30, 1999 include the effect of three acquisitions completed during the 12-month period then ended. These acquisitions added a total of approximately 17,500 units.


      Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998.

      Revenues in the quarter ended June 30, 1999 were $98.8 million, a $35.2 million or 55.3% increase from revenues of $63.6 million in the same period of 1998. The increase resulted from a $16.6 million or 49.9% increase in leasing revenue, a $6.6 million or 69.1% increase in new unit sales revenue, a $5.0 or 45.3% increase in delivery and installation revenue, a $2.6 million or 69.0% increase in revenue from sale of used units and a $4.3 million or 73.5% increase in other revenue. The increase in leasing revenue is attributable to a 45.8% increase in the average lease fleet to approximately 74,200 units at June 30, 1999, combined with an increase of $3 in the average monthly rental rate and stable average fleet utilization of 85%. The increase in new and used sales revenue is primarily due to the effect of the acquisitions noted above and the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and sale revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture, and relocation services provided for customer-owned units.

      Gross profit for the quarter ended June 30, 1999 was $50.5 million, a $17.2 million or 51.8% increase from the second quarter of 1998 gross profit of $33.3 million. This increase is primarily a result of an increase in leasing gross profit of $11.9 million or 53.4% and an increase in the gross profit from other revenue of $2.5 million or 51.8%. The increase in leasing gross profit is a result of the increase in leasing revenue described above combined with an increase in leasing margins from 66.8% in 1998 to 68.4% in 1999. Excluding depreciation and amortization, leasing margins remained unchanged at 85.2%. The increase in gross profit from other revenue is primarily related to the increase in revenue noted above.

      Selling, general and administrative ("SG&A") expenses increased by $4.8 million or 37.0% from 1998. This increase is the result of the growth experienced by the Company both in terms of fleet size and number of branches as compared to 1998. In addition to the effect of acquisitions on the fleet size as noted above, the Company's branch network has expanded from 76 branches at June 30, 1998 to 83 branches at June 30, 1999. The overall increases in SG&A are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

      Other depreciation and amortization increased by $2.1 million to $4.0 million for the quarter ended June 30, 1999 from the same period of 1998. Of this increase, $1.4 million relates to the amortization of goodwill and other intangible assets recorded in connection with acquisitions. The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and fleet as discussed above.

      Interest expense increased by $6.1 million or 42.6% to $20.5 million in 1999 from $14.4 million in 1998. This increase is the result of increased borrowings to finance acquisitions and other fleet and branch growth.


      Six Months Ended June 30, 1999 Compared with Six Months Ended June 30,
1998.

      Revenues in the six months ended June 30, 1999 were $187.3 million, a $65.6 million or 53.9% increase from revenues of $121.7 million in the same period of 1998. The increase resulted from a $32.4 million or 49.6% increase in leasing revenue, a $12.5 million or 66.5% increase in new unit sales revenue, a $10.7 or 56.9% increase in delivery and installation revenue, a $4.3 million or 58.4% increase in revenue from sale of used units and a $5.8 million or $49.9% increase in other revenue. The increase in leasing revenue is attributable to a 47.9% increase in the average lease fleet to approximately 73,100 units for the six months ended June 30, 1999, combined with an increase of $3 in the average monthly rental rate and a decrease of one percentage point in average fleet utilization to 85%. The increase in new and used sales revenue is primarily due to the effect of the acquisitions noted above and the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and sale revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture. Additionally, revenue associated with a large project to relocate customer-owned units was recognized during the period ended June 30, 1999.

      Gross profit for the six months ended June 30, 1999 was $96.8 million, a $33.2 million or 52.1% increase from 1998 gross profit of $63.6 million. This increase is primarily a result of an increase in leasing gross profit of $23.2 million or 53.2%, an increase in gross profit from new sales of $2.2 million or 62.6%, an increase in delivery and installation gross profit of $2.9 million or 52.8% and an increase in the gross profit from other revenue of $4.1 million or 44.7%. The increase in leasing gross profit is a result of the increase in leasing revenue described above combined with an increase in leasing margins from 66.7% in

1998 to 68.3% in 1999. Excluding depreciation and amortization, leasing margins increased slightly from 85.2% in 1998 to 85.7% in 1999. The increases in gross profit from new sales and delivery and installation are primarily due to the increases in revenue as discussed above. The increase in gross profit from other revenue is primarily related to the overall revenue increases noted above.

      SG&A expenses increased by $9.4 million or 35.5% from 1998. This increase is the result of the growth experienced by the Company both in terms of fleet size and number of branches as compared to 1998. In addition to the effect of acquisitions on the fleet size as noted above, the Company's branch network has expanded from 76 branches at June 30, 1998 to 83 branches at June 30, 1999. The overall increases in SG&A are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

      Other depreciation and amortization increased by $4.3 million to $7.7 million for the six months ended June 30, 1999 from the same period of 1998. Of this increase, $2.6 million relates to the amortization of goodwill and other intangible assets recorded in connection with acquisitions. The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and fleet as discussed above.

      Interest expense increased by $12.3 million or 43.6% to $40.7 million in 1999 from $28.4 million in 1998. This increase is the result of increased borrowings to finance acquisitions and other fleet and branch growth.


LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended June 30, 1999 and 1998, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $34.8 million and $25.6 million for the six months ended June 30, 1999 and 1998, respectively, was largely generated by the rental of units from the Company's lease fleet and sales of new mobile office units.

  The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $29.4 million or 59.8% to $78.6 million for the first half of 1999 compared to $49.2 million for the same period of 1998. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet, stable utilization and an increase in the average monthly rental rate, offset by increased SG&A expenses required to support the increased activities during the first half of 1999.

  Cash flow used in investing activities was $90.4 million and $64.5 million in the six months ended June 30, 1999 and 1998, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $55.5 million and $40.0 million in the six months ended June 30, 1999 and 1998, respectively, was primarily from borrowings under the line of credit. In 1998, the Company paid dividends to its parent company in the amount of $22,755 primarily to effect the repayment of its promissory note.

  The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.


IMPACT OF THE YEAR 2000

  The Company has developed a comprehensive Year 2000 Compliance Plan designed to ensure that all of its significant or "mission critical" computer systems will function properly with respect to dates in the year 2000 and beyond. To date, the Company has completed all phases of its plan, including the assessment, remediation, testing and implementation of its key business computer applications affected by the Year 2000 issue. During the past three years, the Company has upgraded and/or replaced certain computer hardware and software systems that are significant to its business operations. Such systems have been determined to be Year 2000 compliant. Modification and testing of software applications has been completed and the software is currently operational. Many of these system replacements/upgrades were a part of the Company's business expansion and technology initiatives and were not undertaken in response to Year2000 issues. Additionally, the Company has surveyed its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. To date, the Company is not aware of any such third party with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. Lastly, the Company's products and services are not directly impacted by the Year 2000 issue as there are no computer processors or embedded systems in our products that make use of century date logic. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. However, due to the geographic diversity of the Company's 83 branch offices and the regionalized nature of manufacturers and other vendors servicing the branch network, the likelihood of Year 2000 failures having a material impact on the conduct of our daily business operations is not significant. Total costs related to Year 2000 initiatives are insignificant to the Company's results of operations or financial position. The Company has prepared a contingency plan for all mission critical computer applications that could be impacted by the Year 2000 issue. The contingency plan involves manual workarounds, use of alternate vendors and manufacturers and adjusting staffing strategies.

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

                                          WILLIAMS SCOTSMAN, INC.



                                          By:  /s/ Gerard E. Keefe
                                               ---------------------------------
                                               Gerard E. Keefe
                                               Senior Vice President and
                                               Chief Financial Officer

Dated: August 13, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                              Capacity                         Date
          ----                              --------                         ----
/s/ Gerard E. Keefe                 Senior Vice President and          August 13, 1999
-------------------------------     Chief Financial Officer
Gerard E. Keefe


/s/ Katherine K. Giannelli          Vice President and Controller      August 13, 1999
-------------------------------
Katherine K. Giannelli