Form 10-Q
period 1999-09-30
WILLIAMS SCOTSMAN INC
filed 1999-11-12
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    [x]         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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
         The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of September 30, 1999, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                             WILLIAMS SCOTSMAN, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                         Page
                                                                          ----

         Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 1999                 1
         and December 31, 1998

         Consolidated Statements of Operations for the three and nine      2
         months ended September 30, 1999 and 1998

         Consolidated Statements of Cash Flows for the nine                3
         months ended September 30, 1999 and 1998

         Notes to Consolidated Financial Statements                        5


         Item 2.  Management's Discussion and Analysis of                  8
                           Financial Condition and Results of Operations


PART II  -  OTHER  INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                        12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                                  September 30,
                                                                     1999              December 31,
         Assets                                                    (Unaudited)             1998
         ------                                                    -----------             ----
                                                                           (dollars in thousands)

Cash                                                                  $   688           $   796
Trade accounts receivable, less allowance for
       doubtful accounts                                               65,282            39,244
Prepaid expenses and other current assets                              18,732            13,976

Rental equipment, net of accumulated depreciation of
      $120,366 in 1999 and $102,614 in 1998                           714,169            640,634

Property and equipment, net                                            53,813             46,679
Deferred financing costs, net                                          21,524             25,161
Goodwill and other intangible assets, net                             174,351            159,817
Other assets                                                           17,320             14,980
                                                                       ------             ------
                                                                   $1,065,879          $ 941,287
                                                                   ==========         ==========
Liabilities and Stockholders' Equity
------------------------------------
Accounts payable                                                   $   18,047          $  12,651
Accrued expenses                                                       40,366             26,208
Rents billed in advance                                                23,837             21,702
Long-term debt                                                        914,943            845,447
Deferred income taxes                                                 117,959             98,537
                                                                     ---------           --------
      Total liabilities                                             1,115,152          1,004,545
                                                                    ---------          ---------

Stockholders' equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                     33                  33
   Additional paid-in capital                                        125,244             124,189
   Retained deficit                                                 (174,550)           (187,480)
                                                                    ---------           ---------
      Total stockholders' deficit                                    (49,273)            (63,258)
                                                                    ---------           ---------

                                                                  $1,065,879          $  941,287
                                                                  ==========          ==========

See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three months ended        Nine months ended
                                                                   September 30,              September 30,
                                                                   -------------              -------------
                                                               1999           1998      1999            1998
                                                               ----           ----      ----            ----
                                                               (in thousands except share and per share amounts)
Revenues:
Leasing                                                       $51,324       $39,650   $148,921        $104,884
Sales:
      New units                                                22,869        15,694     54,078          34,435
      Rental equipment                                          5,071         3,745     16,602          11,023
Delivery and installation                                      22,885        14,476     52,440          33,314
Other                                                          10,763         6,874     28,215          18,517
                                                               ------         -----     ------          ------

                  Total revenues                              112,912        80,439    300,256         202,173
                                                              -------        ------    -------         -------
Costs of sales and services:
   Leasing:
      Depreciation and amortization                             8,538         6,894     25,535         18,940
      Other direct leasing costs                                8,828         5,943     22,767         15,629
   Sales:
      New units                                                18,656        13,298     44,190         28,548
      Rental equipment                                          3,729         2,817     12,509          8,170
   Delivery and installation                                   16,608        10,335     37,875         23,749
   Other                                                        2,088         1,511      6,103          3,865
                                                                -----         -----      -----          -----
                  Total costs of sales and services            58,447        40,798    148,979         98,901
                                                               ------        -------   -------         ------
                  Gross profit                                 54,465        39,641    151,277        103,272
                                                               ------        ------    -------        -------

Selling, general and administrative expenses                   17,356        15,209     53,271         41,714
Other depreciation and amortization                             4,069         2,446     11,813          5,879
Interest, including amortization of deferred
   financing costs                                             21,136        16,656     61,885         45,025
                                                               ------        ------     ------         ------
                  Total operating expenses                     42,561        34,311    126,969         92,618
                                                               ------        ------    -------         ------
                  Income before income taxes                   11,904         5,330     24,308         10,654
Income tax expense                                              5,328         5,588     11,277          7,654

                  Net income (loss)                           $ 6,576       $  (258)   $13,031        $ 3,000
                                                              =======       ========  ========        =======

Earnings (loss) per common share                             $   1.98       $ (0.08)   $  3.93        $  0.90
Dividends per common share                                   $     -        $     -    $  0.02        $  6.87
                                                             ========       =======   ========        =======

Weighted average shares outstanding                         3,320,000     3,320,000  3,320,000      3,320,000
                                                            =========     =========  =========      =========

See accompanying notes to consolidated financial statements.

                                          WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                                        Nine months ended September 30, 1999 and 1998
                                                         (Unaudited)
                                                                                          1999             1998
                                                                                          ----             ----
                                                                                         (dollars in thousands)

Cash flows from operating activities:
    Net income                                                                         $13,031         $  3,000
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            41,031           27,461
               Provision for bad debts                                                   2,756            1,769
               Deferred income tax expense                                              10,777            7,541
               Non-cash option compensation expense                                      1,055            2,044
               Gain on sale of rental equipment                                         (4,093)          (2,853)
               Increase in net trade accounts receivable                               (26,279)         (15,305)
               Increase in other assets                                                   (729)            (339)
               Increase in accrued expenses                                             13,158           12,920
               Other                                                                    (1,197)           4,959
                                                                                         -----            -----
                    Net cash provided by operating activities                           49,510           41,197
                                                                                        ------           ------
Cash flows from investing activities:
    Rental equipment additions                                                         (87,599)         (95,741)
    Proceeds from sales of rental equipment                                             16,602           11,023
    Purchases of property and equipment, net                                           (11,015)          (8,283)
    Purchase of Evergreen Mobile Company in 1999 and
       Space Master International in 1998, net of cash acquired                        (37,000)        (272,862)
                                                                                        ------          -------

                    Net cash used in investing activities                            $(119,012)       $(365,863)
                                                                                       -------          --------


                                                                                                    (continued)

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                          1999             1998
                                                                                          ----             ----
                                                                                         (dollars in thousands)
Cash flows from financing activities:
    Proceeds from long-term debt                                                      $362,892        $ 490,492
    Repayment of long-term debt                                                       (293,397)        (201,110)
    Increase in deferred financing costs                                                   (46)          (6,097)
    Payment of dividends                                                                   (55)         (22,810)
    Equity contribution                                                                       -          64,620
                                                                                        -----------      ------

               Net cash provided by financing activities                                69,394          325,095
                                                                                        ------          -------

               Net (decrease) increase in cash                                            (108)             429
Cash at beginning of period                                                                796              294
                                                                                       -------          -------

Cash at end of period                                                                 $    688       $      723
                                                                                       =======         ========

Supplemental cash flow information:
    Cash paid for income taxes                                                        $    205       $      151
                                                                                       =======         ========

    Cash paid for interest                                                             $47,686          $31,334
                                                                                        ======           ======

See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


(1)    FINANCIAL STATEMENTS

       The financial information for the nine months ended September 30, 1999 and 1998 includes the accounts of Williams Scotsman, Inc. and its wholly owned subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full, unconditional and joint and several subordinated guarantor of the Company's 9 7/8% Senior Notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

       The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999 and its operating results and cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(3)    GOODWILL AND OTHER INTANGIBLE ASSETS

       The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce and covenants not to compete, which are being amortized on a straight line basis over periods of 21 to 86 months. As of September 30, 1999 and 1998, accumulated amortization was $5,809 and $605, respectively.

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

(4)    INCOME TAXES

       The difference between the Company's reported tax provision for the three and nine months ended September 30, 1999 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,420 and $4,059, respectively.

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


(6)    SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

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

                                                                                   September 30,          December 31,
                                                                                        1999                 1998
                                                                                        ----                 ----
    Balance Sheet
       Assets:
               Rental equipment, at cost                                             $612,287              $543,561
                    Less accumulated depreciation                                      73,545                60,320
                                                                                     ---------               ------
                    Net rental equipment                                              538,742               483,241
               Other assets                                                             4,748                 4,285
                                                                                    ---------            ----------
                    Total assets                                                     $543,490              $487,526
                                                                                      =======              ========

       Total liabilities and stockholder's equity                                    $543,490              $487,526
                                                                                      =======               =======
                                                              Three months ended                Nine months ended
                                                                  September 30,                    September 30,
Statement of Operations                                       1999           1998              1999           1998
-----------------------                                       ----           ----              ----           ----

    Revenue:
               Leasing                                       $15,295        $10,063          $44,405         $27,879
               Other                                             116            102              354             206
                                                              --------        -------       --------         --------
                                                              15,411         10,165           44,759          28,085
                                                              ------         ------           ------          ------

    Expenses:
               Selling, general and administrative             4,284          5,554           12,698          17,253
               Depreciation                                    5,062          3,357           14,884           9,229
               Interest                                        6,065          1,254           17,177           1,603
                                                              ------       --------           ------          ------
                                                              15,411         10,165           44,759          28,085
                                                              ------         ------           ------          ------

    Net Income                                              $    ---       $    ---        $    ---         $    ---
                                                            ==========     ==========     ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

   Certain statements in this Form 10-Q for the quarter ended September 30,1999 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, to locate and finance acquisitions, and to integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; risks associated with the "Year 2000" phenomenon; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that maybe made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

         The results of operations for the three and nine month periods ended September 30, 1999 include the effect of three acquisitions completed over a nine-month period ended February 1999. These acquisitions added a total of approximately 17,500 units with the most significant addition taking place in September 1998.

         THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Revenues in the quarter ended September 30, 1999 were $112.9 million, a $32.5 million or 40.4% increase from revenues of $80.4 million in the same period of 1998. The increase resulted from an $11.7 million or 29.4% increase in leasing revenue, a $7.2 million or 45.7% increase in new unit sales revenue, an $8.4 million or 58.1% increase in delivery and installation revenue, a $1.3 million or 35.4% increase in revenue from sale of used units and a $3.9 million or 56.6% increase in other revenue. The increase in leasing revenue is attributable to a 26.1% increase in the average lease fleet to approximately 76,800 units at September 30, 1999, combined with an increase of $4 in the average monthly rental rate and a stable average fleet utilization of 86%. The increase in new and used sales revenue is primarily due to the effect of the acquisitions noted above and the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and sale revenue described above. Other revenue increased as a result of increases in the rental of steps and relocation services provided for customer-owned units.

         Gross profit for the quarter ended September 30, 1999 was $54.5 million, a $14.8 million or 37.4% increase from the third quarter of 1998 gross profit of $39.6 million. This increase is primarily the result of an increase in leasing gross profit of $7.1 million or 26.6%, an increase in new unit sales of $1.8 million or 75.8%, an increase in delivery and installation of $2.1 million or 51.6% and an increase in other gross profit of $3.3 million or 61.8%. The increase in leasing gross profit is a result of the increase in leasing revenue described above offset by a slight decrease in leasing margins from 67.6% in 1998 and 66.2% in 1999. Excluding depreciation and amortization, leasing margins decreased to 82.8% at September 30, 1999 from 85% at September 30, 1998. The increase in gross profit from other revenue is primarily related to the increase in revenue noted above.

         Other depreciation and amortization increased by $1.6 million to $4.1 million for the quarter ended September 30, 1999 from the same period in 1998. Of this increase, $1.4 million relates to the amortization of goodwill and other intangible assets recorded in connection with acquisitions. The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and fleet as discussed above.

         Selling, general and administrative ("SG&A") expenses increased by $2.1 million or 14.1% from $15.2 million in the same period of 1998. This increase is the result of the growth experienced by the Company both in terms of fleet size and number of branches as compared to 1998. In addition to the effect of acquisitions on the fleet size as noted above, the Company's branch network has expanded from 78 branches at September 30, 1998 to 83 branches at September 30, 1999. The overall increases in SG&A are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

         Interest expense increased by $4.5 million or 26.9% to $21.1 million in 1999 from $16.7 million in 1998. This increase in the result of increased borrowings to finance acquisitions and other fleet and branch growth.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

         Revenues for the nine months ended September 30, 1999 were $300.3 million, a $98.1 million or 48.5% increase from revenues of $202.2 million in the same period of 1998. The increase resulted from a $44.0 million or 42.0% increase in leasing revenue, a $19.6 million or 57% increase in new unit sales revenue, a $19.1 million or 57.4% increase in delivery and installation revenue, a $5.6 million or 50.6% increase in revenue from sales of used units and a $9.9 million or 52.4% increase in other revenue. The increase in leasing revenue is attributable to a 38.6% increase in the average lease fleet to approximately 74,300 units for the nine months ended September 30, 1999 combined with an increase of $3 in the average monthly rental rate while the average fleet utilization remained consistent at 85%. The increase in new and used sales revenue is primarily due to the effect of acquisitions noted above and the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and sale revenue described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture and the relocation of customer-owned units.

         Gross profit for the nine months ended September 30, 1999 was $151.2 million, a $48.0 million or 46.5% increase from 1998 gross profit of $103.3 million. This increase is primarily the result of an increase in leasing gross profit of $30.3 million or 43.1%, an increase in gross profit from new sales of $4.0 million or 68%, an increase in delivery and installation gross profit of $5.0 million or 52.3%, an increase in gross profit from the sale of used units of $1.2 million or 43.5% and an increase in the gross profit from other revenue of $7.5 million or 50.9%. The increase in leasing gross profit is a result of the increase in leasing revenue described above combined with a slight increase in leasing margins from 67.0% in 1998 to 67.6% in 1999. Excluding depreciation and amortization, leasing margins decreased slightly from 85.1% in 1998 to 84.7% in 1999. The increases in gross profit from new sales and delivery and installation are primarily due to the increases in revenue as discussed above. The increase in gross profit from other revenue is primarily related to the overall revenue increases noted above.

         Other depreciation and amortization increased by $5.9 million to $11.8 million for the nine months ended September 30, 1999 from the same period in 1998. Of this increase, $4.1 million relates to the amortization of goodwill and other intangible assets recorded in connection with acquisitions. The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and fleet as described above.

         SG&A expenses increased by $11.6 million or 27.7% from 1998. This increase is the result of the growth experienced by the Company both in terms of fleet size and number of branches as compared to 1998. In addition to the effect of acquisitions on fleet size as noted above, the Company's branch network has expanded from 78 branches at September 30, 1998 to 83 branches at September 30, 1999. The overall increases in SG&A are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

         Interest expense increased $16.9 million or 37.4% to $61.9 million in 1999 from $45.0 million in 1998. This increase is the result of increased borrowings to finance acquisitions and other fleet and branch growth.

LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended September 30, 1999 and 1998, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $49.5 million and $41.2 million for the nine months ended September 30, 1999 and 1998, respectively, was largely generated by the rental of units from the Company's lease fleet and sales of new mobile office units.

   The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $42.1 million or 50.9% to $124.6 million for the nine months ended September 30, 1999 compared to $82.5 million for the same period of 1998. This increase in EBITDA is a result of increased leasing activity resulting from the overall increases in the number of units in the fleet, stable utilization and an increase in the average monthly rental rate, offset by increased SG&A expenses required to support the increased activities during the nine months ended September 30, 1999.

   Cash flow used in investing activities was $119.0 million and $365.9 million in the nine months ended September 30, 1999 and 1998, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Cash provided by financing activities of $69.4 million and $325.1 million in the nine months ended September 30, 1999 and 1998, respectively, was primarily from borrowings under the line of credit. In 1998, the Company paid dividends to its parent company in the amount of $22.8 million primarily to effect the repayment of its promissory note.

   Effective September 15, 1999, the Company's Credit Agreement was amended which modified its borrowing base calculation. Availability under the amended Credit Agreement was $79.8 million at September 30, 1999. The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


  (a)    Exhibits.

         10.8 First Amendment to Credit Agreement dated as of July 7, 1999.

         10.9 Second Amendment to Credit Agreement dated as of September 15,
              1999.

  (b)    Reports on Form 8-K.

         None

                                   SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WILLIAMS SCOTSMAN, INC.



                                           By:  /s/ Gerard E. Keefe
                                               --------------------
                                                 Gerard E. Keefe
                                                 Senior Vice President and
                                                 Chief Financial Officer

Dated: November __, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        NAME                         CAPACITY                     DATE
        ----                         --------                     ----

  /s/ Gerard E. Keefe          Senior Vice President and       November __, 1999
-----------------------------  Chief Financial Officer
Gerard E. Keefe


 /s/ Katherine K. Giannelli    Vice President and Controller   November __, 1999
 --------------------------
Katherine K. Giannelli

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WILLIAMS SCOTSMAN, INC.



                                                By: _________________________
                                                     Gerard E. Keefe
                                                     Senior Vice President and
                                                     Chief Financial Officer

Dated: November ___, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     NAME                       CAPACITY                       DATE

                           Senior Vice President and          November ___, 1999
------------------------   Chief Financial Officer
Gerard E. Keefe


------------------------   Vice President and Controller      November___, 1999
Katherine K. Giannelli