Form 10-K
period 1999-12-31
WILLIAMS SCOTSMAN INC
filed 2000-03-30
CIK 869231

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  (Mark One)
      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
      [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________
                      Commission File Number:  033-68444

                            WILLIAMS SCOTSMAN, INC.
            (Exact name of Registrant as specified in its Charter)

                 Maryland                               52-0665775
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

          8211 Town Center Drive                           21236
            Baltimore, Maryland                         (Zip Code)
  (Address of principal executive offices)

Registrants' telephone number, including area code: (410) 931-6000 Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
               None                                           None
-----------------------------------  -------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:


                                     None
--------------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of March 30, 2000, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                                    PART I

Item 1.   Business

General

     Founded in 1946, Williams Scotsman, Inc. ("Scotsman" or the "Company") is the second largest lessor of mobile office and storage units in the United States with over 79,500 units leased through 83 branch offices in 39 states and Canada. The Company's fleet provides high quality, cost-effective relocatable space solutions to over 24,000 customers in 467 industries including construction, education, healthcare and retail. In addition to its core leasing operations, Scotsman sells new and previously leased mobile office units and provides delivery, installation and other ancillary products and services.

     The Company's mobile office fleet is generally comprised of standardized, versatile products that can be configured to meet a wide variety of customer needs. Most units are fitted with axles and hitches and are towed to various locations. Most units are wood frame construction, contain materials used in conventional buildings, and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Mobile office units are durable and have an estimated useful life of 20 years. Storage products are windowless and are typically used for secure storage space. There are generally two types: ground-level entry storage containers and storage trailers with axles and wheels. The basic storage unit features a roll-up or swing door at one end. Units are made of heavy exterior metals for security and water tightness. The average age of the Company's fleet of mobile office units is approximately 7 years while the average age of the total fleet is approximately 8 years.

     Based on its experience, management estimates that the U.S. mobile office industry (excluding manufacturing operations) exceeds $2.5 billion and has been growing in recent years. This growth has been primarily driven by population shifts, demographic trends, economic expansion, and the increased demand for outsourcing space needs (for example, school expansion programs, construction starts, recreation and entertainment activities). By outsourcing their space needs, the Company's customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs.

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

Forward Looking Statements

     Certain statements in this Form 10-K for the year ended December 31, 1999 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, locate and finance acquisitions, and integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Acquisition of Evergreen Mobile Company

     On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation ("Evergreen"), at a net purchase price of $36.2 million, in a transaction accounted for under the purchase method of accounting. At the time of the acquisition, Evergreen was the largest mobile office dealer in the state of Washington with a fleet of approximately 2,000 units. (See note 1 of the Notes to Consolidated Financial Statements.) The acquisition was financed with borrowings under the Company's amended credit facility.

Acquisition of Space Master International, Inc.

     On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation ("SMI"), at a net purchase price of $272.7 million, in a transaction accounted for under the purchase method of accounting. At the time of the acquisition, SMI was the third largest company in the U.S. mobile office industry ranked by fleet size, with a lease fleet of approximately 12,800 units through a network of 26 branches in 13 states, concentrated in the Southeast. (See note 1 of the Notes to Consolidated Financial Statements.) The acquisition was financed in part with borrowings under the Company's amended credit facility and in part with $64.6 million in equity contributed by the Company's parent, Scotsman Holdings, Inc. ("Holdings").

Recapitalization

     Pursuant to a recapitalization agreement, on May 22, 1997, Holdings (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293.8 million in cash and approximately $21.8 million in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135.0 million in cash. Such amounts have not been restated for the three-for-one stock split granted by Holdings in December 1997. In related transactions, Holdings and the Company purchased or repaid all of the outstanding indebtedness. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $13.7 million. The transactions described above are collectively referred to herein as the "Recapitalization". (See note 1 of the Notes to the Consolidated Financial Statements.)

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

     In order to finance the Recapitalization, the Company issued $400 million in 9.875% senior notes due 2007 and entered into a $300 million revolving bank facility. The Company paid a dividend of $178.7 million to Holdings to pay Recapitalization expenses, to repurchase common stock and to purchase certain notes.

Operating Strategy

     Due to the local and regional nature of its business, the Company's goals are to become the leader in each of the local markets in which it competes and to expand its coverage to additional local markets. To achieve market leadership, the Company has implemented a strategy which emphasizes (i) superior service, (ii) a well-maintained, readily-available and versatile lease fleet, (iii) effective fleet management using proprietary information systems, and (iv) targeted marketing through an experienced and motivated sales force. The Company believes that it is generally the first or second largest provider of relocatable space in each of its regional markets as measured by lease fleet size and revenues. The Company's branch offices are distributed throughout the United States and Canada and are located in a majority of the major metropolitan areas.

     Management's business and growth strategy includes the following:

     Fleet and Branch Expansion. The Company plans to continue to capitalize on the industry's favorable growth trends by increasing customer penetration and fleet size in existing markets. In addition, the Company plans to open branches in new markets where positive business fundamentals exist. From January 1, 1997 to December 31, 1999, the Company increased its number of branches from 56 to 83 and the number of units from approximately 40,600 to 79,500 as a result of acquisitions and general fleet expansion. The Company plans to continue expanding its network.

     Selective Fleet Acquisitions. To complement its fleet and branch expansion, the Company plans to capitalize on the industry's fragmentation and expand its geographic coverage by making selective acquisitions of mobile offices and storage product lease fleets. From January 1, 1997 to December 31, 1999, Scotsman made nine acquisitions of approximately 19,600 units for a total purchase price of $325.9 million including the purchase of SMI in 1998, which added approximately 12,800 mobile office units at a total purchase price of $272.7 million. Units added through acquisitions have accounted for approximately 46% of the value of the Company's total fleet purchases during this period (approximately 15% excluding SMI).

     Ancillary Products and Services. The Company continues to identify new applications for its existing products, diversify into new product offerings and deliver ancillary products and services to leverage the Company's existing branch network. For example, in 1996, the Company began focusing on the expanding market for storage product units, which are used for secured storage space. Since January 1, 1996, the Company has completed seven acquisitions totaling approximately 5,200 storage units. Ancillary products and services include the rental of steps, ramps and furniture.

Competition

     Although the Company's competition varies significantly by market, in general the mobile office industry is highly competitive. The Company competes primarily in terms of product availability, customer service and price. The Company believes that its reputation for customer service and its ability to offer a wide selection of units suitable for many varied uses at competitive prices allow it to compete effectively. However, certain of the Company's competitors are less leveraged, have greater market share or product availability in a given market and have greater financial resources than the Company.

Employees

     At December 31, 1999, the Company employed 1,020 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Regulatory Matters

     The Company must comply with various federal, state and local environmental, health and safety laws and regulations in connection with its operations. The Company believes that it is in substantial compliance with these laws and regulations. In addition to compliance costs, the Company may incur costs related to alleged environmental damage associated with past or current properties owned or leased by the Company. The Company believes that its liability, if any, for any environmental remediation will not have a material adverse effect on its financial condition.

     A portion of the Company's units is subject to regulation in certain states under motor vehicle and similar registration and certificate of title statutes. The Company believes that it has complied in all material respects with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to mobile office units. If laws in other states are changed to require registration, the Company could be subject to additional costs, fees and taxes. The Company does not believe that these costs would be material to its financial condition.

Item 2.   Properties

     The Company's headquarters is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland. Additionally, the Company leases approximately 74% of its 83 branch locations and owns the balance. Management believes that none of the Company's owned or leased facilities, individually, is material to the operations of the Company.

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

     During 1999, the Company paid dividends to Holdings totaling $55,000 for normal operating expenses. The Company does not intend to pay any further dividends in the foreseeable future, other than for the normal operating expenses of Holdings, but reserves the right to do so.

     Pursuant to the Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan (the "1997 Plan"), options for 29,800 shares of Holdings' common stock were granted during 1999. No options were exercised during 1999 and no shares of Holdings' common stock were issued during 1999 upon the exercise of previously granted options.

Item 6.   Selected Historical Financial Data

The following tables summarize certain selected historical financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements appearing elsewhere herein. The selected historical financial data set forth below for the fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999 and as of the end of each of such periods have been derived from the audited Financial Statements.

                                                       Year Ended December 31,
                                          -------------------------------------------------
                                            1995       1996      1997      1998      1999
                                          --------   --------  --------  --------  --------
                                           (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
  Leasing                                 $ 86,765   $104,438  $120,266  $152,221  $201,820
  Sales:
     New units                              23,126     28,042    41,926    46,448    73,001
     Rental equipment                        9,733     12,331    13,120    15,530    22,369
  Delivery and installation                 28,162     32,767    38,626    47,002    71,245
  Other                                     10,734     17,564    22,252    25,893    37,370
                                          --------   --------  --------  --------  --------
     Total                                $158,520   $195,142  $236,190  $287,094  $405,805
===========================================================================================

Gross profit:
  Leasing                                 $ 47,898   $ 56,916  $ 71,237  $101,036  $136,543
  Sales:
     New units                               3,853      4,999     6,685     8,099    12,678
     Rental equipment                        2,080      2,618     3,521     3,730     5,133
  Delivery and installation                  6,114      7,520    10,914    12,083    18,886
  Other                                      8,108     13,590    15,480    20,393    29,949
                                          --------   --------  --------  --------  --------
     Total                                $ 68,053   $ 85,643  $107,837  $145,341  $203,189
===========================================================================================

Selling, general and administrative
  expenses                                $ 36,295   $ 42,260  $ 46,256  $ 58,099  $ 71,425
Recapitalization expenses (1)                  ---        ---     5,105       ---       ---
Earnings from continuing
  operations before extraordinary item       4,559      9,195     5,979     3,791    17,307
Earnings from continuing
  operations before extraordinary
  item per common share                   $   1.37   $   2.77  $   1.80  $   1.14  $   5.21
                                          ========   ========  ========  ========  ========
Ratio of earnings to fixed charges (2)         1.3x       1.6x      1.2x      1.2x      1.4x
===========================================================================================

EBITDA (3)                                $ 56,550   $ 75,371  $ 92,407  $117,572  $168,216
===========================================================================================

                                                          Year Ended December 31,
                                        ---------------------------------------------------------------
                                           1995         1996         1997         1998          1999
                                        ----------   ----------   ----------   ----------    ----------
                                              (Dollars in thousands, except per share amounts)
Balance Sheet Data:
Rental equipment, net                   $  324,207   $  356,183   $  403,528   $  640,634    $  726,924
Total assets                               383,679      428,697      514,173      941,287     1,066,464
Long-term debt                             242,695      268,753      533,304      845,447       915,823
Stockholder's equity (deficit)              62,508       69,633     (111,564)     (63,258)      (44,107)

          (1) Recapitalization expenses represent costs incurred in connection with the recapitalization of Holdings in May 1997. These expenses include $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options. (See note 1 of Notes to Consolidated Financial Statements.)

          (2) The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings from continuing operations before income taxes and extraordinary items plus fixed charges. Fixed charges include interest, expensed or capitalized, including amortization of deferred financing costs and debt discount and the estimated interest component of rent expense.

          (3) The Company defines EBITDA as net income before interest, taxes, depreciation, amortization, deferred compensation, non-cash compensation expense, recapitalization expenses, and extraordinary loss. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion regarding the financial condition and results of operations of the Company for the three years ended December 31, 1999 should be read in conjunction with the more detailed information and Financial Statements included elsewhere herein. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Forward-Looking Statements".

General

     On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company. See "Acquisition of Evergreen Mobile Company."

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

     New unit sales revenues are derived from the sale of new mobile offices, similar to those units leased by the Company. Revenues from delivery and installation result from activities related to the transportation and installation of and site preparation for both leased and sold products. Other revenues are derived from other products and services including: rental of steps, furniture, ramps and security systems; sales of parts and supplies; and charges for granting insurance waivers and for damage billings.

     Although a portion of the Company's business is with customers in industries that are cyclical in nature and subject to changes in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and Scotsman's operating strategies should help to mitigate the effects of economic downturns. These characteristics include (i) the Company's typical lease terms which include contractual provisions requiring customers to retain units on lease for, on average, 12 months, (ii) the flexibility and low cost offered to Scotsman's customers by leasing which may be an attractive alternative to capital purchases, (iii) the Company's ability to redeploy units during regional recessions and (iv) the diversity of the Company's industry segments and the geographic balance of the Company's operations (historically during economic slowdowns, the construction industry, which represented 27% of its 1999 revenues, experiences declines in utilization rates, while other customer segments including education, which represented 19% of 1999 revenue, are more stable).

Results of Operations

     1999 Compared With 1998. Revenues in 1999 were $405.8 million, a $118.7 million or 41.3% increase from revenues of $287.1 million in 1998. The increase resulted from a $49.6 million or 32.6% increase in leasing revenue, a $26.6 million or 57.2% increase in new sales revenue, a $24.2 million or 51.6% increase in delivery and installation revenue, a $6.8 million or 44% increase in used sales revenue and a $11.5 million or 44.3% increase in other revenue. The increase in leasing revenue is attributable to a 32% increase in the average lease fleet to approximately 75,500 units and an increase of $2 in the average monthly rental rate, offset by a decrease in the average fleet utilization of one percent to 85%. The increase in new and used sales revenue is primarily due to the overall branch expansion that the Company has experienced over the last several years. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue as described above. Other revenue increased as a result of increases in the rental of steps, ramps and furniture as well as miscellaneous revenue related to services provided for customer owned units.

     Gross profit in 1999 was $203.2 million, a $57.8 million or 39.8% increase from 1998 gross profit of $145.3 million. The increase resulted from a $35.5 million or 35.1% increase in leasing gross profit, a $4.6 million or 56.5% increase in new sales gross profit, a $6.8 million or 56.3% increase in delivery and installation gross profit and a $9.6 million or 46.9% increase in gross profit from other revenues. The increase in leasing gross profit is a result in the increase in leasing revenue described above combined with an increase in leasing margins from 66.4 % in 1998 to 67.7% in 1999. Excluding depreciation and amortization, leasing margins increased slightly from 84.5% in 1998 to 84.8% in 1999. The increase in gross profit from new sales and delivery and installation are primarily due to the increases in revenue as discussed above. The increase in gross profit from other revenue is primarily related to the overall revenue increases noted above.

     Selling, general and administrative (SG&A) expenses increased by $13.3 million or 22.9% from 1998. The increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1998. The Company's branch network has expanded from 80 branches at December 31, 1998 to 83 branches at December 31, 1999, while the fleet has grown by approximately 9,400 units from December 31, 1998. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth and a full year impact of field related costs associated with the SMI acquisition.

     Other depreciation and amortization increased from $9.6 million in 1998 to $15.9 million in 1999, $3.9 million of which relates to the amortization of goodwill and other intangible assets recorded in connection with both the Evergreen and SMI acquisitions (see note 2 of Notes to the Consolidated Financial Statements). The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and leased fleet as discussed above.

     Interest expense increased by 28.9% to $83.9 million in 1999 from $65.1 million in 1998. This increase is the result of the first full year effect of borrowings to finance the purchase of SMI in September 1998 and the result of financing the other fleet and branch growth, including the acquisition of Evergreen.

     The difference between the Company's reported tax provision for the year ended December 31, 1999 and the tax provision computed based on statutory rates is primarily attributable to non-deductible goodwill amortization expense of $5.1 million.

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

     SG&A expenses increased by $11.8 million or 25.6% from 1997. Of this increase, $2.7 million relates to a non-cash stock option expense accrual recorded in accordance with variable plan accounting. The remaining increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1997. The Company's branch network has expanded from 72 branches at December 31, 1997 to 80 branches at December 31, 1998 while the fleet has grown by approximately 23,100 units from December 31, 1997. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

     Other depreciation and amortization increased from $2.9 million in 1997 to $9.6 million in 1998, $1.5 million of which relates to the amortization of goodwill and other intangible assets recorded in connection with the SMI acquisition (see note 2 of Notes to Consolidated Financial Statements). The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and lease fleet as discussed above .

     Interest expense increased by 49.2% to $65.1 million in 1998 from $43.6 million in 1997. This increase is a result of the full year effect of borrowings to finance the Recapitalization and the purchase of SMI in September 1998, and as a result of financing the other fleet and branch growth.

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

Liquidity and Capital Resources

     During 1997, 1998 and 1999, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $32.5 million in 1997, $43.6 million in 1998 and $72.3 million in 1999 was largely generated by the rental of units from the Company's lease fleet and sales of new mobile office units.

     The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization, deferred compensation, non-cash compensation expense, recapitalization expenses, and extraordinary loss. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $50.6 million or 43.1% to $168.2 million in 1999 compared to $117.6 million in 1998. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet and an increase in average monthly rental rates, partially offset by a slight decline in utilization, and increased SG&A expenses to support the increased activities during 1999. In 1998, the Company's EBITDA increased by $25.2 million or 27.2% to $117.6 million compared to $92.4 million in 1997. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet and an increase in average monthly rental rates, partially offset by a slight decline in utilization, and increased SG&A expenses to support the increased activities during 1998.

     Cash flow used in investing activities was $85.2 million in 1997, $390.4 million in 1998 and $142.7 million in 1999. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. During 1997, 1998 and 1999, the Company significantly increased its net capital expenditures through purchases of new units for the rental fleet, capital improvements and betterments for existing units as well as the acquisition of existing rental fleets, including SMI. These expenditures increased the size of the rental fleet by approximately 6,400 units during 1997, 23,100 units during 1998 and 9,400 units during 1999. This increased activity was in response to increased customer demand and a continuation of the Company's fleet acquisition strategy. The following table sets forth the Company's investment in its lease fleet for the periods indicated.

                                                                       Year Ended December 31,
                                                                      -------------------------
                                                                       1997      1998     1999
                                                                      ------    ------   ------
                                                                        (Dollars in millions)
     Gross capital expenditures for rental
      equipment:
           New units and betterments................................  $ 80.0    $110.0   $115.0
           Fleet acquisitions, excluding acquired businesses........     7.4       9.2       --
                                                                      ------    ------   ------
                                                                        87.4     119.2    115.0
     Purchase price allocated to fleet of acquired businesses.......      --     157.2     24.2
     Proceeds from sale of used rental equipment....................   (13.1)    (15.5)   (22.4)
                                                                      ------    ------   ------
     Net capital expenditures for rental
      Equipment.....................................................  $ 74.3    $260.9   $116.8
                                                                      ======    ======   ======

     Lease fleet maintenance expenses included
           in the statement of operations...........................  $ 18.3    $ 23.4   $ 30.5
                                                                      ======    ======   ======

     The Company believes it can manage the capital requirements of its lease fleet, and thus its cash flow, through the careful monitoring of its lease fleet additions. During 1997, 1998 and 1999, the Company was able to sell used units in the ordinary course of business (excluding units sold pursuant to purchase options) at an average of more than 95% of their total capitalized cost and at a premium to net book value. Such capitalized costs include the cost of the unit as well as costs of significant improvements made to the unit. See further explanation below and note (2) of Notes to Consolidated Financial Statements. Historically, the Company has recognized net gains on the sale of used units.

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

     Other capital expenditures of $10.9 million, $13.9 million and $13.9 million in 1997, 1998 and 1999, respectively, consist of those capital expenditures for items not directly related to the lease fleet, such as branch or headquarters buildings and equipment, leasehold improvements and management information systems.

     Cash provided by financing activities of $70.2 million in 1999 is comprised primarily of long-term borrowings. In 1999 the Company paid dividends to Holdings in the amount of $55,000 to fund normal operating expenses. Cash provided by financing activities of $347.3 million in 1998 is comprised primarily of long term borrowings and a capital contribution received from Holdings to finance the Company's acquisition of SMI in September 1998. In 1998, the Company paid dividends to Holdings in the amount of $22.8 million primarily to effect the repayment of a promissory note of Holdings which was issued in connection with the Recapitalization. Cash provided by financing activities of $52.6 million in 1997 was primarily the result of a series of transactions related to the Recapitalization in May 1997, and is comprised of net borrowings from long term debt offset by dividends paid to Holdings primarily to effect the repurchase of its common stock and purchase its Senior Notes.

     In connection with the acquisition of SMI, the Company entered into an amended credit facility providing for revolver borrowings up to $540 million (subject to the satisfaction of certain requirements including a borrowing base test) and a $60 million term loan. Availability under the revolver is based on a borrowing base calculation, which was amended effective September 15, 1999, and was $74.0 million at December 31, 1999. Borrowings under the line may be used for working capital, acquisitions and general corporate purposes. At the Company's option, the revolving credit loans may be maintained as (a) Base Rate Loans which bear interest at the prime rate plus 1% or (b) Eurodollar Loans which bear interest at the Eurodollar Rate plus 2.25%. Beginning in 1998, the applicable margin used to calculate such interest rates may be reduced if the Company satisfies certain leverage ratios. Terms of the revolver, which matures May 21, 2002, are unchanged from the original credit agreement dated May 1997. The term loan, which matures May 21, 2005, bears interest at a rate of either prime plus 2.0% or the Eurodollar Rate plus 3.25%. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. The amended credit facility is guaranteed by Holdings and a subsidiary of the Company and is secured by a first priority security interest in substantially all the assets of the Company, Holdings and such subsidiary. The amended credit facility contains certain covenants including restrictions against mergers, acquisitions, and disposition of assets, voluntary prepayments of debt, financial covenants and certain other covenants.

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

Item 8.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditor's Report..............................................     18

Consolidated Balance Sheets as of December 31, 1999 and 1998..............     19

Consolidated Statements of Operations for the years ended December 31,
     1999, 1998 and 1997..................................................     20

Consolidated Statements of Changes in Stockholder's Equity for the years
      ended December 31, 1999, 1998 and 1997..............................     21

Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 1998 and 1997..................................................  22-23

Notes to Consolidated Financial Statements................................  24-38

                    INDEX TO FINANCIAL STATEMENTS SCHEDULES

Schedule II - Valuation and Qualifying Accounts...........................     59


          All schedules not listed have been omitted either because they are not required or, if required, the required information is included elsewhere in the financial statements or notes thereto.

                        Report of Independent Auditors


Board of Directors
Williams Scotsman, Inc.

We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                         Ernst & Young LLP


Baltimore, Maryland
January 28, 2000

                   Williams Scotsman, Inc. and Subsidiaries

                          Consolidated Balance Sheets



                                                                       December 31,
                                                                 1999              1998
                                                          -----------------------------------
                                                                     (In thousands)
Assets
Cash                                                            $      641         $      796
Trade accounts receivable, net of allowance for doubtful
 accounts of $1,058 in 1999 and $839 in 1998                        56,989             39,244
Prepaid expenses and other current assets                           17,484             13,976
Rental equipment, net of accumulated depreciation of
 $127,154 in 1999 and $102,614 in 1998                             726,924            640,634
Property and equipment, net                                         54,074             46,679
Deferred financing costs, net                                       20,339             25,161
Goodwill and other intangible assets, net                          172,273            159,817
Other assets                                                        17,740             14,980
                                                          -----------------------------------
                                                                $1,066,464         $  941,287
                                                          ===================================
Liabilities and stockholder's equity
Accounts payable                                                $   20,587         $   12,651
Accrued expenses                                                    31,847             26,208
Rents billed in advance                                             23,035             21,702
Long-term debt                                                     915,823            845,447
Deferred income taxes                                              119,279             98,537
                                                          -----------------------------------
 Total liabilities                                               1,110,571          1,004,545
                                                          -----------------------------------

Stockholder's equity:
 Common stock, $.01 par value.  Authorized 10,000,000
   shares; issued and outstanding 3,320,000 shares                      33                 33
 Additional paid-in capital                                        126,088            124,189
 Retained deficit                                                 (170,228)          (187,480)
                                                          -----------------------------------
Total stockholder's deficit                                        (44,107)           (63,258)
                                                          -----------------------------------
                                                                $1,066,464         $  941,287
                                                          ===================================


See accompanying notes to consolidated financial statements.

                   Williams Scotsman, Inc. and Subsidiaries

                     Consolidated Statements of Operations



                                                              Year ended December 31
                                                         1999           1998          1997
                                                  --------------------------------------------
                                                               (In thousands except
                                                                per share amounts)
Revenues
Leasing                                                   $201,820      $152,221      $120,266
Sales:
   New units                                                73,001        46,448        41,926
   Rental equipment                                         22,369        15,530        13,120
Delivery and installation                                   71,245        47,002        38,626
Other                                                       37,370        25,893        22,252
                                                  --------------------------------------------
      Total revenues                                       405,805       287,094       236,190
                                                  --------------------------------------------

Cost of sales and services
Leasing:
   Depreciation and amortization                            34,553        27,605        30,459
   Other direct leasing costs                               30,724        23,580        18,570
Sales:
   New units                                                60,323        38,349        35,241
   Rental equipment                                         17,236        11,800         9,599
Delivery and installation                                   52,359        34,919        27,712
Other                                                        7,421         5,500         6,772
                                                  --------------------------------------------
      Total costs of sales and services                    202,616       141,753       128,353
                                                  --------------------------------------------
      Gross profit                                         203,189       145,341       107,837
                                                  --------------------------------------------

Selling, general and administrative expenses                71,425        58,099        46,256
Recapitalization expenses                                        -             -         5,105
Other depreciation and amortization                         15,866         9,623         2,900
Interest, including amortization of deferred
   financing costs of $4,913, $3,857, and $2,688            83,878        65,060        43,611
                                                  --------------------------------------------
      Total operating expenses                             171,169       132,782        97,872
                                                  --------------------------------------------

      Income before income taxes and
        extraordinary item                                  32,020        12,559         9,965

Income tax expense                                          14,713         8,768         3,986
                                                  --------------------------------------------
      Income before extraordinary item                      17,307         3,791         5,979
Extraordinary loss on extinguishment of debt, net
   of income taxes of $5,292                                     -             -         8,427
                                                  --------------------------------------------
      Net income (loss)                                   $ 17,307      $  3,791      $ (2,448)
                                                  ============================================

Earnings per common share:
      Income before extraordinary item                    $   5.21      $   1.14      $   1.80
      Extraordinary loss                                         -             -         (2.54)
                                                  --------------------------------------------
      Net income (loss)                                   $   5.21      $   1.14      $  (0.74)
                                                  ============================================

See accompanying notes to consolidated financial statements.

                   Williams Scotsman, Inc. and Subsidiaries

          Consolidated Statements of Changes in Stockholder's Equity



                                                                Additional      Retained
                                         Common Stock            Paid-in        Earnings
                                     Shares        Amount        Capital        (Deficit)       Total
                                ------------------------------------------------------------------------
                                                              (In Thousands)
Balance at December 31, 1996             3,320           $33        $ 56,844     $  12,756     $  69,633
Dividends to parent - $53.84
 per share                                   -             -               -      (178,749)     (178,749)
Net loss                                     -             -               -        (2,448)       (2,448)
                                ------------------------------------------------------------------------
Balance at December 31, 1997             3,320           $33        $ 56,844     $(168,441)    $(111,564)
Additional capital investment                -             -          64,620             -        64,620
Appreciation in value of stock
 options                                     -             -           2,725             -         2,725
Dividends to parent- $6.88 per
 share                                       -             -               -       (22,830)      (22,830)
Net income                                   -             -               -         3,791         3,791
                                ------------------------------------------------------------------------
Balance at December 31, 1998             3,320           $33        $124,189     $(187,480)    $ (63,258)
Appreciation in value of stock
 options                                     -             -           1,899             -         1,899
Dividends to parent- $.02 per
 share                                       -             -               -           (55)          (55)

Net income                                   -             -               -        17,307        17,307
                                ------------------------------------------------------------------------
Balance at December 31, 1999             3,320           $33        $126,088     $(170,228)    $ (44,107)
                                ========================================================================


See accompanying notes to consolidated financial statements.

                   Williams Scotsman, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                              Year ended December 31
                                                        1999           1998           1997
                                                  --------------------------------------------
                                                                  (In Thousands)
Cash flows from  operating activities
Net income (loss)                                      $  17,307      $   3,791       $ (2,448)
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                          55,332         41,085         36,047
   Provision for bad debts                                 3,756          2,329          2,370
   Deferred income tax (benefit) expense                  13,837          8,618         (1,456)
   Non-cash option compensation expense                    1,899          2,725              -
   Provision for deferred compensation                         -              -            367
   Gain on sale of rental equipment                       (5,133)        (3,730)        (3,521)
   Increase in net trade accounts receivable             (18,058)       (10,918)        (4,762)
   Increase in other assets                                  (10)        (1,270)        (6,112)
   Increase (decrease) in accrued expenses                 2,873           (450)         4,644
   Extraordinary loss on extinguishment of debt                -              -         13,719
   Other                                                     535          1,438         (6,345)
                                                  --------------------------------------------
    Net cash provided by operating activities             72,338         43,618         32,503
                                                  --------------------------------------------

Cash flows from investing activities
Rental equipment additions                              (115,024)      (119,288)       (87,403)
Proceeds from sales of rental equipment                   22,369         15,530         13,120
Acquisition of businesses, net of cash acquired          (36,208)      (272,721)             -
Purchase of property and equipment, net                  (13,860)       (13,944)       (10,902)
Redemption of certificates of deposit                          -             13              -
                                                  --------------------------------------------
    Net cash used in investing activities              $(142,723)     $(390,410)      $(85,185)
                                                  ============================================

                   Williams Scotsman, Inc. and Subsidiaries

                                                                 Year ended December 31
                                                           1999           1998           1997
                                                     --------------------------------------------
                                                                     (In Thousands)
Cash flows from financing activities
Proceeds from long-term debt                              $ 483,525      $ 608,492      $ 797,084
Repayment of long-term debt                                (413,149)      (296,349)      (532,533)
Increase in deferred financing costs                            (91)        (6,639)       (24,247)
Equity contribution                                               -         64,620              -
Cash dividends paid                                             (55)       (22,830)      (178,749)
Premium paid on extinguishment of debt                            -              -         (8,917)
                                                     --------------------------------------------
     Net cash provided by financing activities               70,230        347,294         52,638
                                                     --------------------------------------------
Net (decrease) increase in cash                                (155)           502            (44)

Cash at beginning of period                                     796            294            338
                                                     --------------------------------------------
Cash at end of period                                     $     641      $     796      $     294
                                                     ============================================

Supplemental cash flow information:
Cash paid (refunds received) for income taxes             $     (10)     $     523      $     313
                                                     ============================================
Cash paid for interest                                    $  76,920      $  59,904      $  36,178
                                                     ============================================


See accompanying notes to consolidated financial statements.

                   Williams Scotsman, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

               (Dollars in thousands, except per share amounts)


1.  Organization and Basis of Presentation

Williams Scotsman, Inc. (the Company) is a wholly-owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include two wholly owned subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as an unconditional and joint and several subordinated guarantor of the 9.875% senior notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

The operations of the Company consist primarily of the leasing and sale of mobile offices and storage products (equipment) and their delivery and installation.

Acquisition of Evergreen Mobile Company

On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation ("Evergreen"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Evergreen was $36,208, including the repayment of existing indebtedness of Evergreen. The purchase price paid was allocated to the net assets acquired of $19,686 with the excess of $16,522 representing goodwill and other intangible assets. The purchase price allocation was based upon the estimates of the fair value of the net assets acquired. These estimates may vary from actual amounts ultimately recorded.
The acquisition was financed with borrowings under the Company's amended credit facility.

Acquisition of Space Master International, Inc.

On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation ("SMI"), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of SMI was $272,721, including the repayment of existing indebtedness of SMI. The purchase price paid was allocated to the net assets acquired of $111,568 with the excess of $161,153 representing goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. The acquisition was financed in part with additional borrowings under the Company's amended credit facility and in part with equity contributed by Scotsman Holdings, Inc.

                    Williams Scotsman, Inc. and Subsidiaries

1.  Organization and Basis of Presentation (continued)

Acquisition of Space Master International, Inc. (continued)

The pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, assuming consummation of the Acquisition as of January 1, 1997 are as follows:


                                                           1998         1997
                                                     -------------------------

     Total revenue                                        $345,609    $325,490
     Income before extraordinary item                        3,204       5,292
     Net income (loss)                                       3,204      (3,135)

     Net income (loss) per basic share                    $    .96    $   (.94)


Recapitalization

In 1997, pursuant to a recapitalization agreement, Holdings (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes due January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 in cash. Such amounts have not been restated to reflect the 3-for-1 stock split granted by Holdings in December, 1997. In related transactions, (i) Holdings purchased outstanding notes ($194,252 aggregate principal amount) for approximately $212,454, including accrued interest and fees, and (ii) the Company repaid all of its outstanding indebtedness ($119,017) under its prior credit facility. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $13,719.

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

In order to finance the recapitalization, the Company issued $400,000 in notes and entered into a $300,000 revolving bank facility. The Company paid a dividend of $178,749 to Holdings to pay recapitalization expenses, to repurchase common stock and to purchase certain notes.

                   Williams Scotsman, Inc. and Subsidiaries

2.  Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

(a)  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(b)  Leasing Operations

     Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 12 months at December 31, 1999. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%.

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

                   Williams Scotsman, Inc. and Subsidiaries

2.  Summary of Significant Accounting Policies (continued)

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

(e)  Goodwill and Other Intangible Assets

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired of $4,360 include assembled workforce, covenant not to compete and customer base which are being amortized on a straight line basis over periods of 21 to 228 months. As of December 31, 1999, 1998 and 1997, accumulated amortization of goodwill and other intangible assets was $6,817, $1,600, and $210, respectively.

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

                   Williams Scotsman, Inc. and Subsidiaries

2.  Summary of Significant Accounting Policies (continued)

(g)  Earnings Per Share

     Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 1999, 1998 and 1997.

(h)  Revenue Recognition

     The Company's current revenue recognition policy is to recognize rental income in the month earned, sales revenue at the time the units are delivered, and all other revenue when related services have been performed.

(i)  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

3.  Property and Equipment

Property and equipment consist of the following:


                                                  December 31
                                               1999          1998
                                             ------------------------

Land                                            $ 9,562       $ 6,988
Buildings and improvements                       24,369        18,942
Furniture and equipment                          36,406        30,429
                                             ------------------------
                                                 70,337        56,359
Less accumulated depreciation                    16,263         9,680
                                             ------------------------
Net property and equipment                      $54,074       $46,679
                                              =======================

                   Williams Scotsman, Inc. and Subsidiaries

4.  Long-Term Debt

Long-term debt consists of the following:


                                                        December 31
                                                     1999          1998
                                                   ------------------------

Borrowings under revolving credit facility           $456,573      $385,597
Term loan                                              59,250        59,850
9.875% senior notes                                   400,000       400,000
                                                   ------------------------
                                                     $915,823      $845,447
                                                   ========================

In connection with the acquisition of SMI, the loan agreement for the credit facility was amended to provide for a $540,000 revolving credit facility maturing May 21, 2002 and a $60,000 term loan maturing May 21, 2005. Availability under the revolver is based upon a borrowing base calculation, which was amended effective September 15, 1999, and was $74,047 at December 31,1999. Interest is payable at a rate of either prime plus 1.0% or the Eurodollar rate plus 2.25%. Such rates will vary based upon specified leverage ratio thresholds. The weighted average interest rate of the revolver under the credit agreement was 8.33% at December 31, 1999. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. Interest on the term loan is payable at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. The weighted average interest rate of the term loan under the credit agreement was 9.38% at December 31, 1999.

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

                   Williams Scotsman, Inc. and Subsidiaries

4.  Long Term Debt (continued)

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

At December 31, 1999 and 1998, the fair value of long-term debt was approximately $895,823 and $863,000, respectively, based on the quoted market price of the senior notes and the book value of the revolving credit facilities, which are adjustable rate notes.

Letter of credit obligations at December 31, 1999 were $4,448.

                   Williams Scotsman, Inc. and Subsidiaries

5.  Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                                        December 31
                                                                     1999          1998
                                                               ---------------------------
Deferred tax liabilities:
Cost basis in excess of tax basis of assets and accelerated
 tax depreciation:
   Rental equipment                                                 $181,786      $155,812
   Property and equipment                                              1,074         1,074
   Other                                                               2,552         1,367
                                                               ---------------------------
           Total deferred tax liabilities                            185,412       158,253
                                                               ---------------------------
 Deferred tax assets:
 Allowance for doubtful accounts                                         408           315
 Rents billed in advance                                               9,279         8,063
 Net operating loss carryovers                                        51,671        48,131
 Alternative minimum tax credit carryovers                             1,759         1,465
 Investment tax credit carryovers                                        860           860
 Other                                                                 5,556         4,282
                                                               ---------------------------
                                                                      69,533        63,116
      Less:  valuation allowance                                      (3,400)       (3,400)
                                                               ---------------------------
      Total deferred tax assets                                       66,133        59,716
                                                               ===========================
Net deferred tax liabilities                                        $119,279      $ 98,537
                                                               ===========================

At December 31, 1999, the Company had net operating loss carryovers available for federal income tax purposes of $125,141 (net of related valuation allowance), of which $80,186 (net of related valuation allowance) relates to pre-recapitalization loss carryovers that are subject to certain limitations under the Internal Revenue Code. These net operating loss carryovers and investment tax credit carryovers of approximately $860 expire at various dates from 2003 to 2019. Also, alternative minimum tax credit carryovers of approximately $1,759 are available without expiration limitations. During 1998, the Company recorded a charge to income tax expense of $3,400, relating to the establishment of a deferred tax asset valuation allowance as a result of a change in management's tax planning strategies associated with the recoverability of certain net operating loss carryforwards.

                   Williams Scotsman, Inc. and Subsidiaries

5.  Income Taxes (continued)

The income tax expense (benefit) consists of the following:

                                                            Years ended December 31
                                                        1999         1998          1997
                                                   ---------------------------------------
Current                                                  $   876       $  150      $   150
Deferred                                                  13,837        8,618       (1,456)
                                                   ---------------------------------------
                                                         $14,713       $8,768      $(1,306)
                                                   =======================================

Federal                                                  $12,615       $7,518      $(1,325)
State                                                      2,098        1,250           19
                                                   ---------------------------------------
                                                         $14,713       $8,768      $(1,306)
                                                   =======================================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:

                                                             Years ended December 31
                                                        1999          1998          1997
                                                   ----------------------------------------
Income tax at statutory rate                             $11,207       $4,396       $(1,314)
State income taxes, net of federal tax benefit             1,144          449            12
Amortization of goodwill and other intangible
 assets                                                    1,838          567             -
Increase in valuation allowance                                -        3,400             -
Other                                                        524          (44)           (4)
                                                   ----------------------------------------
                                                         $14,713       $8,768       $(1,306)
                                                   ========================================

                   Williams Scotsman, Inc. and Subsidiaries

6.  Commitments

The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 1999 approximate future minimum rental payments are as follows:


     2000                                                     $ 3,878
     2001                                                       3,266
     2002                                                       2,175
     2003                                                       1,462
     2004                                                         981
     Thereafter                                                 2,764
                                                        -------------
                                                              $14,526
                                                        =============

Rent expense was $7,918 in 1999, $5,947 in 1998, and $4,231 in 1997.

7.  Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lesser of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,000 in 1999). All amounts deferred under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $395 in 1999, $329 in 1998, and $309 in 1997. No contributions have been made by the Company under the profit sharing feature.

                   Williams Scotsman, Inc. and Subsidiaries

7.  Employee Benefit Plans (continued)

During 1997 the Company adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 1999, the total amount deferred under this plan, including earnings, was $2,700.

In December 1997, the Company adopted a stock option plan for certain key employees. The plan was subsequently amended and restated in 1998. Under the plan, as amended, up to 479,500 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest ratably based on the Company meeting certain financial goals over the next five years. All options expire 10 years from the date of grant. The Company is accounting for the options using the variable plan accounting. Under this plan, 29,800 and 112,550 options were granted in 1999 and 1998, respectively. For those options in which both the grant date and the measurement date were known in 1999, the Company recognized $1,899 of compensation expense, and $2,725 was recognized in 1998. No compensation expense was recognized in 1997.

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

                   Williams Scotsman, Inc. and Subsidiaries

7.  Employee Benefit Plans (continued)

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 1999, 1998 and 1997: risk-free interest rate of 5.6%, 5.5%, and 6%, respectively; weighted average expected life of the options of 5 years; and no dividends.

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:


                                               1999        1998         1997
                                            -----------------------------------

Pro forma net income (loss)                  $16,946      $3,178      $(4,360)
Pro forma earnings (loss) per share          $  5.10      $ 0.96      $ (1.31)

                   Williams Scotsman, Inc. and Subsidiaries

7.  Employee Benefit Plans (continued)


A summary of stock option activity and related information for the years ended December 31 follows:

                                          1999                          1998                         1997
                                --------------------------------------------------------------------------------------
                                                 Weighted                      Weighted                     Weighted
                                                  Average                       Average                      Average
                                                 Exercise                      Exercise                     Exercise
                                   Options         Price       Options           Price      Options          Price
                                --------------------------------------------------------------------------------------
Beginning balance                  1,099,640     $ 22.12        998,790        $ 19.14       453,150         $ 8.37
Granted                               29,800       50.67        112,550          44.12       675,540          24.73
Canceled                                   -           -              -              -      (128,400)         10.65
Forfeited                            (21,600)     (32.07)       (11,700)        (21.01)       (1,500)         18.39
                                --------------------------------------------------------------------------------------
Ending balance                     1,107,840       22.68      1,099,640        $ 22.12       998,790         $19.14

Exercisable at end of year           950,165       19.94        949,525        $ 19.64       716,610         $14.64

Weighted average minimum
 value of options granted
 during year                                     $ 12.08                       $ 10.36                       $ 6.25

Exercise prices for options outstanding as of December 31, 1999 range from $4.59 to $50.67. The weighted-average remaining contractual life of those options is
7.19 years.

Prior to the recapitalization (described in Note 1), the Company had an Incentive Compensation Plan (the Plan) that covered approximately 40 management members. In connection with the Plan, the Company recorded $2,925 of management incentive compensation in 1997, a portion of which was deferred. In 1997, as part of the recapitalization, the Company accelerated the payment of deferred compensation in the amount of $6,225 and the Plan was dissolved.

                    Williams Scotsman, Inc. and Subsidiaries

8.  Summarized Financial Information of Subsidiaries

The 9.875% senior notes issued by the Company are guaranteed by its wholly owned subsidiary, Willscot. See Note 2 for a description of the operations of this subsidiary. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. Full separate financial statements of the guarantor subsidiaries have not been included because management has determined they are not material to investors. Summarized financial statements of those subsidiaries as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                    1999           1998
                                                  -----------------------
          Balance Sheet
          -------------
          Assets:
            Rental equipment, at cost             $622,526       $543,561
            Less accumulated depreciation           78,054         60,320
                                                  -----------------------
           Net rental equipment                    544,472        483,241

            Other assets                             4,894          4,285
                                                  -----------------------
            Total assets                          $549,366       $487,526
                                                  =======================


          Total liabilities and stockholder's
            equity
                                                  $549,366       $487,526
                                                  =======================

                                                    1999         1998      1997
                                                  ------------------------------
          Statement of Operations
          -----------------------
           Revenue:
            Leasing                               $ 60,018   $ 41,428   $ 21,932
            Other                                      458        289        509
                                                  ------------------------------
                                                    60,476     41,717     22,441
           Expenses:
            Selling, general and administrative     16,794     21,100     11,999
            Depreciation                            20,075     14,312      9,895
            Interest                                23,607      6,305        547
                                                  ------------------------------

                                                    60,476     41,717     22,441
                                                  ------------------------------
          Net income                              $      -   $      -   $      -
                                                  ==============================

                   Williams Scotsman, Inc. and Subsidiaries

9.  Related Party Transactions

During 1999, the Company paid dividends of $55 to Holdings primarily to fund normal operating expenses. In 1998, the Company paid dividends of $22,830 to Holdings primarily to facilitate Holdings repaying a promissory note including accrued interest, which arose in connection with the recapitalization agreement. The Company obtained additional borrowings under its credit facility to fund the dividends.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Officers

     The Company's directors and executive officers are as follows:

Name                               Age                      Position
----                               ---                      --------
Barry P.  Gossett................   59     Director and Chairman Emeritus of the Board
Gerard E. Holthaus...............   50     President and Chief Executive Officer; Director
                                           and Chairman of the Board
James N. Alexander...............   40     Director
Daniel L. Doctoroff..............   41     Director
Michael F. Finley................   37     Director
Robert B. Henske.................   38     Director
Brian Kwait......................   38     Director
James L. Singleton...............   44     Director
David P. Spalding................   45     Director
J. Collier Beall.................   52     Senior Vice President and Southern Division Manager
Joseph F. Donegan................   49     Senior Vice President and Northern Division Manager
Gerard E. Keefe..................   43     Senior Vice President and Chief Financial Officer
William G. Gessner...............   41     Vice President-Information Services
Katherine K. Giannelli...........   39     Vice President and Controller
Robert W. Hansen.................   43     Vice President and Western Regional Manager
William C. LeBuhn................   37     Vice President-Marketing and Human Resources
John B. Ross.....................   51     Vice President and Corporate Counsel
William J. Wyatt.................   60     Vice President-Marketing and Sales Support

_____________

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

     Mr. Gossett is Chairman Emeritus of the Board. He is currently a partner in Pascal Turner Partners, a real estate investment firm. He formerly served as Chairman of the Board from October 1995 to April 1999 and Chief Executive Officer of the Company from October 1995 to April 1997. Prior to this, he served as President and Chief Executive Officer of the Company from 1990 to October 1995. Mr. Gossett has been a director and employee of the Company or its predecessor for over thirty years. Before joining the Company, Mr. Gossett was a partner at Buchanan and Company, a Washington, D.C. accounting firm. Mr. Gossett was one of the founders of the Modular Building Institute, an industry trade group which represents member companies.

     Mr. Holthaus was elected Chairman of the Board in April 1999 and has been President and Chief Executive Officer of the Company since April 1997. He has been with the Company since June 1994, and served as President and Chief Operating Officer from October 1995 to April 1997 and was Executive Vice President and Chief Financial Officer prior thereto. He has served as a director since June 1994. Before joining the Company, Mr. Holthaus served as Senior Vice President of MNC Financial, Inc. from April 1988 to June 1994. From 1971 to 1988, Mr. Holthaus was associated with the accounting firm of Ernst and Young (Baltimore), where he served as a partner from 1982 to 1988. He also serves on the Board of Directors of Grove Worldwide, LLC, The Baltimore Life Companies and Avatech Solutions.

     Mr. Alexander was elected as a director of the Company in May 1997. Mr. Alexander has been a Partner of Oak Hill Capital Management, Inc., which provides investment advisory services to Oak Hill Capital Partners, L.P., since February 1999. He has been Chief Financial Officer of Keystone since January 2000 and a Vice President of Keystone since August 1995. Prior to joining Keystone, he worked at Goldman, Sachs & Co. where he was a Vice President in the Fixed Income Division from August 1993 to July 1995. Mr. Alexander is also a director FEP Capital Holdings, L.P., Oak Hill Strategic Partners, L.P., 230 Park Investors, L.L.C. and 237 Park Investors, L. L. C.

     Mr. Doctoroff was elected as a director of the Company in May 1997. Mr. Doctoroff has been a Managing Partner of Oak Hill Capital Management, Inc., which provides investment advisory services to Oak Hill Capital Partners, L.P., since February 1999. Mr. Doctoroff has been a Vice President of Keystone since October 1992, a Managing Director of Oak Hill Partners, Inc. and its predecessor, which provides investment advisory services to Acadia Partners, L.P., since August 1987, Vice President and Director of Acadia MGP, Inc., a corporate general partner of Acadia since March 1992, and a managing partner of Insurance Partners Advisors, L.P., which provides investment advisory services to Insurance Partners, L.P., since February 1994. Mr. Doctoroff is also a director of American Capital Access Corporation, Bell & Howell Company, Meristar Hotels & Resorts, Inc., Meristar Hospitality Corp. and Epix, Inc.

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

     Mr. Kwait was elected as a director of the Company in September 1998 and also served in that capacity from December 1993 through May 1997. Mr. Kwait is a Member and Managing Principal of Odyssey Investment Partners, LLC since April 1997 and was a Principal of Odyssey Partners, LP from August 1989 to March 1997. Mr. Kwait is also a director of Payroll Transfers, Inc., PF.Net Holdings, LTD and IWO Holdings, Inc.

     Mr. Singleton was elected as a director of the Company in May 1997. Mr. Singleton has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Singleton is also a director of Cinemark USA, Inc., ClubCorp, Inc., Danka Business Systems PLC, Genesis Health Ventures, Inc., L.P. Thebault Company and WESCO International, Inc.

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

     Mr. Hansen has been Vice President and Regional Manager with responsibility for Sales and Operations in 10 Western States since 1994. His duties include attainment of branch profitability, fleet management, development of personnel and implementation of corporate policy in his region. Prior to joining the Company in 1983, Mr. Hansen was General Manager of Duracite Mfg., a cabinetwork and construction firm in the San Francisco Bay Area.

     Mr. LeBuhn joined Williams Scotsman as the Vice President of Human Resources in January 1994. In July of 1999, he assumed responsibility for the Company's marketing initiatives. While still involved in the Human Resource related programs, Mr. LeBuhn's primary responsibilities now include the overall strategic marketing plans for Williams Scotsman. Prior to joining the Company, Mr. LeBuhn was HR Manager for Sherwin-Williams' Eastern Division from 1992 to January 1994, Director of HR for Consolidated International Insurance Group, Inc. from 1988 to 1992, and HR Officer for Meridian Bancorp from 1984 - 1988.

     Mr. Ross has been Vice President and Corporate Counsel for the Company since February 1995. Prior to joining the Company, Mr. Ross was Corporate Counsel for MNC Leasing Corporation from 1983 to 1991 and Special Assets Counsel for MNC Financial, Inc. from 1991 to 1993. Prior to joining MNC Leasing Corporation and during the period from 1993 to 1995, he was engaged in the private practice of law in both North Carolina and Maryland, respectively.

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

Item 11.

Executive Compensation

                          Summary Compensation Table

     The following table sets forth certain information concerning the compensation paid or accrued for the last three completed fiscal years of the five highest paid officers of the Company (the "Named Executive Officers") who received total compensation in excess of $100,000 during 1999.

                                                                                 Long Term Compensation
                                                                                 ----------------------
                                                                                   Awards       Payouts
                                                                   Annual        ----------    ---------
                                                                Compensation     Securities       LTIP       All Other
                                                             ------------------  Underlying     Payouts    Compensation
                                                       Year  Salary    Bonus     Options(1)       $(2)        (3)
                                                       ----  --------  --------  ----------    ---------   ------------
Gerard E. Holthaus
President and Chief Executive Officer................  1999  $371,292  $112,500          --           --          9,183
                                                       1998   274,213   105,000      25,000           --          5,125
                                                       1997   241,520    99,750     165,090      910,254          4,875

Joseph F. Donegan
Senior Vice President and Northern Division Manager..  1999   247,387    36,000          --           --          4,149
                                                       1998   199,064    30,000       7,000           --          3,346
                                                       1997   189,734    26,250      65,000      360,854          3,000

J. Collier Beall
Senior Vice President and Southern Division Manager..  1999   244,432    36,000          --           --          2,270
                                                       1998   216,502    30,000       7,000           --          3,481
                                                       1997   212,610    26,250      65,000      377,750          3,250

Gerard E. Keefe
Senior Vice President and Chief Financial Officer....  1999   149,387    45,000          --           --          3,825
                                                       1998   132,314    40,000       7,000           --          3,425
                                                       1997   117,025    36,750      25,000      330,442          3,250

Robert W. Hansen
Vice President and Regional Manager..................  1999   143,880    15,300          --           --          2,305
                                                       1998   147,580    16,000       2,500           --          2,240
                                                       1997   157,130    15,750      25,000      256,788          2,125

(1) Represents options granted to purchase shares of Holdings pursuant to the 1997 Plan for options granted in 1998 and the 1997 and 1994 Plans for options granted in 1997.

(2) Represents accelerated payments made under the Long Term Incentive Plan which was terminated in May 1997 as a result of the Recapitalization.

(3) Represents employer match under the 401(k) plan and a disability insurance premium of $4,058 for Mr. Holthaus.

              Aggregated Option Exercises in Last Fiscal Year and
                       Fiscal Year-End Option Values (1)

The following table contains information covering the number and value of unexercised stock options held by the Named Executive Officers at the end of the fiscal year. No stock options were granted to the Named Executive Officers in 1999.

                                   Number of Securities
                                  Underlying Unexercised          Value of Unexercised
                                        Options at                In-the-Money Options
                                   Fiscal Year End (#)           At Fiscal Year End ($)
Name                          Exercisable/Unexercisable (2)   Exercisable/Unexercisable(3)
-----------                   ------------------------------  ----------------------------
Gerard E. Holthaus.........             234,240/60,250             7,836,375/862,268

Joseph F. Donegan..........              85,450/22,400             2,823,043/352,975

J. Collier Beall...........              86,500/22,400             2,871,427/352,975

Gerard E. Keefe............              75,000/19,900             2,421,312/302,550

Robert W. Hansen...........               41,600/6,750             1,470,668/100,850

_________________

(1)  No options were exercised by the Named Executive Officers during fiscal
     1999.
(2) For options granted under the 1997 Plan, 50% vest ratably over five years and 50% vest ratably based on the Company meeting certain financial targets over the next five years. All other options became fully vested in conjunction with the Recapitalization.
(3)  Based on the estimated fair market value at December 31, 1999.

Scotsman Holdings, Inc. 1994 Employee Stock Option Plan

     In March 1995, a stock option plan was adopted for certain key employees. All options outstanding under this plan became fully vested in conjunction with the Recapitalization. The options are exercisable for a period of 10 years from date of grant.

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan

     In December 1997, a stock option plan was adopted for certain key employees, which was amended and restated in December 1998. Under the plan, up to 479,500 options to purchase Holdings' common stock may be granted. In 1999, 29,800 options were granted under this plan at an offer price of $50.67 per share. Fifty percent of the options granted vest ratably over five years and fifty percent vest ratably based on the Company meeting certain financial targets over the next five years. All options expire 10 years from the date of grant.

401(k)/Defined Contribution Plan

     On May 1, 1993, the Company adopted a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Each employee of the Company who completes one hour of service with the Company is eligible to participate in the salary reduction feature of the 401(k) Plan. The 401(k) Plan permits participants to contribute the lesser of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,000 in 1999). All amounts deferred under the 401(k) Plan's salary reduction feature by a participant are fully vested.

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

     In 1999, the Company made matching contributions to the 401(k) Plan participants in an aggregate amount of $394,694.

Deferred Compensation Plan for Executives

     During 1997, the Company adopted a deferred compensation plan for executives (the "Plan") which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974. The Plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 1999, the total amount deferred under this Plan, including earnings, was $2,699,629.

Compensation Committee Interlocks and Insider Participation

     During 1999, the Compensation Committee was comprised of two outside directors: Daniel L. Doctoroff and David P. Spalding. No member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.

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

                                                    Shares of
Name                                               Common Stock  Percentage
----                                               ------------  ----------
Cypress Merchant Banking Partners L.P.(1)(2)(3)
  c/o The Cypress Group L.L.C.
  65 East 55th Street
     New York, NY 10022..........................     2,431,523       39.24%

Cypress Offshore Partners L.P.(1)(2)(3)
  Bank of Bermuda (Cayman) Limited
  P.O. Box 513 G.T.
  Third Floor
  British American Tower
  George Town, Grand Cayman
  Cayman Islands, B.W.I..........................       125,939        2.03

Scotsman Partners, L.P.(2)(3)(4)
  201 Main Street
  Fort Worth, TX 76102...........................     2,557,462       41.27

Odyssey Investment Partners Fund, LP(3)(5)
  280 Park Avenue
  New York, NY 10017.............................       716,536       11.56

James N. Alexander(6)............................            --          --
Daniel L. Doctoroff(6)...........................            --          --
Michael F. Finley(7).............................            --          --
Robert B. Henske(6)..............................            --          --
Brian Kwait(8)...................................            --          --
James L. Singleton(7)............................            --          --
David P. Spalding(7).............................            --          --
Barry P. Gossett (3)(9)..........................       124,407        2.01
Gerard E. Holthaus (10)(11)(12)..................       272,340        4.23
Joseph F. Donegan (10)(11)(12)...................        89,050        1.42
J. Collier Beall (10)(11)(12)....................        91,000        1.45
Gerard E. Keefe(10)(11)(12)......................        76,500        1.22
Robert W. Hansen (10)(11)(12)....................        47,750        0.77

All executive officers and directors as a group..       907,072       13.12

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

(3) Under the Investor Stockholders Agreement (as defined herein), the Cypress Stockholders (as defined herein), Scotsman Partners, L.P., and Odyssey Investment Group (as defined herein) have agreed to vote their shares for certain nominees for director and other matters and the Cypress Stockholders, Scotsman Partners, L.P., Odyssey Investment Group and Mr. Gossett have agreed to restrict the transfer of their shares subject to certain exceptions. See "Certain Relationships and Related Transactions-- Investor Stockholders Agreement."

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

(6)  Such person's address is c/o Scotsman Partners, L.P.

(7)  Such person's address is c/o Cypress Merchant Banking Partners L.P.

(8)  Such person's address is c/o Odyssey Investment Partners Fund, LP.

(9) Such person's address is c/o Pascal-Turner Partners, 7939 Honeygo Blvd, Unit #112, Baltimore, MD 21236.

(10) Such person's address is the address of the Company's principal executive offices.

(11) Each member of management is a party to the Stockholders' Agreement whereby he or she has agreed to limit the transferability of his or her shares.
     See "Certain Relationships and Related Transactions--Stockholders' Agreement."

(12) Includes 234,240, 85,450, 86,500, 75,000, 41,600, and 716,140 shares held as options by Messrs. Holthaus, Donegan, Beall, Keefe and Hansen and all executive officers as a group, respectively, which are exercisable within 60 days.

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

     Under the terms of the Investor Stockholders Agreement, unless otherwise agreed to by the Investor Stockholders, the board of directors of Holdings (the "Board of Directors") will consist of nine directors: three persons nominated by the Cypress Stockholders, three persons nominated by Scotsman Partners, one person nominated by Odyssey Investment Group, the Chairman of the Board of Directors and the President of Holdings. Each of Cypress Stockholders, Scotsman Partners and Odyssey Investment Group is entitled to remove and replace any or all of their respective designees on the Board of Directors and each is entitled to remove the director or directors who are the Chairman of the Board and the President of Holdings in accordance with the provisions of the Investor Stockholders Agreement. If the Holdings Common Stock held by either the Cypress Stockholders or Scotsman Partners is reduced to an amount less than 20% of the outstanding Holdings Common Stock, but 5% or more of the outstanding Holdings Common Stock, the Cypress Stockholders or Scotsman Partners, as the case may be, will be entitled to designate one director. Each of the Cypress Stockholders or Scotsman Partners will lose the right to designate one director when the Cypress Stockholders or Scotsman Partners, as the case may be, no longer holds at least 5% of the outstanding Holdings Common Stock. From and after the date that Odyssey Investment Group owns less than 5% of the outstanding Holdings Common Stock, it will no longer be entitled to designate any director for election or removal. If any of Cypress Stockholders, Scotsman Partners and Odyssey Investment Group is entitled to designate a lesser number of directors pursuant to the Investor Stockholders Agreement, then they will vote their shares to cause the number of the entire Board of Directors to be reduced by the number of directors they are no longer entitled to designate.

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

Employment Arrangement

     During 1999, Mr. Gossett was engaged by the Company to assist with mergers and acquisitions, real estate project management, strategic initiatives and other general business services. As compensation for these services, Mr. Gossett received $120,000 for the year ended December 31, 1999. Mr. Gossett currently serves as Chairman Emeritus of the Company's Board of Directors.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Financial Statements and Financial Statement Schedules (1) and (2). See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.

     (b)  Reports on Form 8-K filed in the fourth quarter of 1999.

          None.

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

     3.2 -- By-laws of Williams Scotsman, Inc. (Incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-1, Commission File No. 33-68444).

     4.1 -- Indenture dated as of May 15, 1997 among Williams Scotsman, Inc., Mobile Field Office Company, Willscot Equipment, LLC and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-4, Commission File No. 333-30753).

    10.1 -- Credit Agreement, dated as of May 22, 1997 and Amended and Restated as of September 1, 1998, by and among Williams Scotsman, Inc., Scotsman Holdings, Inc. each of the financial institutions named therein, Bankers Trust Company, as issuing bank and BT Commercial Corporation, as agent. (Incorporated by reference to Exhibit 10.1 to the annual report on Form 10-K of Williams Scotsman, Inc. (Commission Act File No.: 33-68444) for the year ended December 31, 1998 (the Company's 1998 Form 10-K)).

    10.2 -- Investor Stockholders Agreement, dated as of May 22, 1997, among Scotsman Partners, L.P., Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Odyssey Partners, L.P., Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders. (Incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-4, Commission File No.333-30753).

    10.3 -- Amendment No. 1 to Investor Stockholders Agreement, dated as of September 1, 1998, among Scotsman Partners, L.P. Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Odyssey Partners, L.P., Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders. (Incorporated by reference to Exhibit 10.3 of the Company's 1998 Form 10-K.)

    10.4 -- Management Stockholders' and Optionholders' Agreement, dated as of September 14, 1998, among Scotsman Partners, L.P., Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., and certain management stockholders of Holdings. (Incorporated by reference to Exhibit 10.4 of the Company's 1998 Form 10-K.)

    10.5 -- Scotsman Holdings, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form S-1 of Scotsman Holdings, Inc. Commission File No.:33-68444).

    10.6 -- Scotsman Holdings, Inc. 1994 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1994).

    10.7 -- Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit
               10.7 of the Company's 1998 Form 10-K.)

    10.8 -- First Amendment to Credit Agreement dated as of July 7, 1999. (Incorporated by reference to Exhibit 10.8 to the quarterly report on

               Form 10-Q of Williams Scotsman, Inc. (Commission Act File
               No.: 33-68444) for the quarter ended September 30, 1999 (the Company's 1999 3Q 10-Q)).

    10.9 -- Second Amendment to Credit Agreement dated as of September 15, 1999. (Incorporated by reference to Exhibit 10.9 to the Company's 1999 3Q 10-Q).

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

                                   WILLIAMS SCOTSMAN, INC.

                                   By:  /s/ Gerard E. Keefe
                                        -------------------
                                        Gerard E. Keefe
                                        Senior Vice President and
                                        Chief Financial Officer
Dated: March __, 2000

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


          Name                          Capacity                  Date
          ----                          --------                  ----

/s/ Gerard E. Holthaus        Chairman, President, Chief      March __, 2000
----------------------------
Gerard E. Holthaus            Executive Officer and Director


/s/ Gerard E. Keefe           Senior Vice President and       March __, 2000
----------------------------
Gerard E. Keefe               Chief Financial Officer


/s/ Katherine K. Giannelli    Vice President and Controller   March __, 2000
----------------------------
Katherine K. Giannelli


/s/ Barry P. Gossett          Chairman Emeritus of the        March __, 2000
----------------------------
Barry P. Gossett              Board


/s/ James N. Alexander        Director                        March __, 2000
----------------------------
James N. Alexander


/s/ Daniel L. Doctoroff       Director                        March __, 2000
----------------------------
Daniel L. Doctoroff

          Name                          Capacity                  Date
          ----                          --------                  ----

/s/ Michael F. Finley         Director                        March __, 2000
----------------------------
Michael F. Finley


/s/ Robert B, Henske          Director                        March __, 2000
----------------------------
Robert B. Henske


/s/ Brian Kwait               Director                        March __, 2000
----------------------------
Brian Kwait


/s/ James L. Singleton        Director                        March __, 2000
----------------------------
James L. Singleton


/s/ David P. Spalding         Director                        March __, 2000
----------------------------
David P. Spalding

                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts


                                               Year ended December 31,
                                             ---------------------------
                                              1999       1998     1997
                                              ----       ----     ----
                                                  (In thousands)

Allowance for Doubtful Accounts:
  Balance at beginning of the period         $   839   $   253   $   258
  Provision charged to expense                 3,756     2,329     2,370
  Acquired allowance                             115     1,262       ---
  Accounts receivable written-off             (3,651)   (3,005)   (2,375)
                                             -------   -------   -------

  Balance at end of the period               $ 1,059   $   839   $   253
                                             =======   =======   =======

                             EXHIBITS TO FORM 10-K
                            WILLIAMS SCOTSMAN, INC.
                                 EXHIBIT INDEX


                                                           Sequentially
                                                             Numbered
Exhibit No.    Description of Document                         Page
-----------    -----------------------                     ------------

12.1     --    Statement regarding computation of ratios.            63

27       --    Financial Data Schedule                               64