Form 10-Q
period 2000-03-31
WILLIAMS SCOTSMAN INC
filed 2000-05-15
CIK 869231

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of March 31, 2000, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            WILLIAMS SCOTSMAN, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                           Page
                                                            ----

     Item 1.  Financial Statements

     Consolidated Balance Sheets at March 31, 2000            1
     and December 31, 1999

     Consolidated Statements of Operations for the three      2
     months ended March 31, 2000 and 1999

     Consolidated Statements of Cash Flows for the three      3
     months ended March 31, 2000 and 1999

     Notes to Consolidated Financial Statements               5

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations  7


PART II  -  OTHER  INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K               10

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    WILLIAMS SCOTSMAN, INC.  AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                          March 31,
                                                           2000      December 31,
Assets                                                  (Unaudited)      1999
------                                                  -----------  ------------
                                                          (dollars in thousands)
Cash                                                   $      612    $      641
Trade accounts receivable, less allowance for
 doubtful accounts                                         47,425        56,989
Prepaid expenses and other current assets                  19,404        17,484

Rental equipment, net of accumulated depreciation of
 $133,894 in 2000 and $127,154 in 1999                    731,771       726,924

Property and equipment, net                                57,261        54,074
Deferred financing costs, net                              19,106        20,339
Goodwill and other intangible assets, net                 170,996       172,273
Other assets                                               15,481        17,740
                                                       ----------    ----------
                                                       $1,062,056    $1,066,464
                                                       ==========    ==========
Liabilities and Stockholder's Equity
------------------------------------

Accounts payable                                       $   15,387    $   20,587
Accrued expenses                                           36,563        31,847
Rents billed in advance                                    22,734        23,035
Long-term debt                                            907,511       915,823
Deferred income taxes                                     121,509       119,279
                                                       ----------    ----------
  Total liabilities                                     1,103,704     1,110,571
                                                       ----------    ----------
Stockholders equity:
 Common stock, $.01 par value.  Authorized 10,000,000
  shares; issued and outstanding 3,320,000 shares              33            33
 Additional paid-in capital                               126,373       126,088
 Retained deficit                                        (168,054)     (170,228)
                                                       ----------    ----------
  Total stockholder's deficit                             (41,648)      (44,107)
                                                       ----------    ----------
                                                       $1,062,056    $1,066,464
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                  Three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                      2000                    1999
                                                                      ----                    ----
                                                                          (in thousands except
                                                                      share and per share amounts)
Revenues:
 Leasing                                                          $   52,446              $   47,575
 Sales:
  New units                                                           13,478                  15,023
  Rental equipment                                                     4,377                   5,056
 Delivery and installation                                            16,872                  13,660
 Other                                                                 8,560                   7,280
                                                                  ----------              ----------
      Total revenues                                                  95,733                  88,594
                                                                  ----------              ----------
Costs of sales and services:
 Leasing:
  Depreciation and amortization                                        8,627                   8,600
  Other direct leasing costs                                           7,898                   6,544
 Sales:
  New units                                                           10,861                  12,248
  Rental equipment                                                     3,228                   3,785
 Delivery and installation                                            12,240                   9,965
 Other                                                                 1,314                   1,111
                                                                  ----------              ----------
      Total costs of sales and services                               44,168                  42,253
                                                                  ----------              ----------
      Gross profit                                                    51,565                  46,341
                                                                  ----------              ----------

Selling, general and administrative expenses                          20,855                  18,263
Other depreciation and amortization                                    4,189                   3,732
Interest, including amortization of deferred
 financing costs                                                      22,012                  20,274
                                                                  ----------              ----------
      Total operating expenses                                        47,056                  42,269
                                                                  ----------              ----------
      Income before income taxes                                       4,509                   4,072
Income tax expense                                                     2,282                   2,048
                                                                  ----------              ----------
      Net Income                                                  $    2,227              $    2,024
                                                                  ==========              ==========
Earnings per common share                                         $     0.67              $     0.61
                                                                  ==========              ==========
Dividends per common share                                        $     0.02              $       --
                                                                  ==========              ==========
Weighted average shares outstanding                                3,320,000               3,320,000
                                                                  ==========              ==========

See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                  Three months ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                      2000                    1999
                                                                      ----                    ----
                                                                         (dollars in thousands)
Cash flows from operating activities:
 Net income                                                       $    2,227              $    2,024
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     14,049                  13,559
    Provision for bad debts                                            1,298                     871
    Deferred income tax expense                                        2,230                   1,994
    Non-cash option compensation expense                                 285                     351
    Gain on sale of rental equipment                                  (1,149)                 (1,271)
    Decrease (increase) in net trade accounts
      receivable                                                       8,266                    (918)
    Decrease in other assets                                           2,259                   3,286
    Increase in accrued expenses                                       4,716                  11,549
    Other                                                             (8,136)                 (3,693)
                                                                  ----------              ----------

        Net cash provided by operating activities                     26,045                  27,752
                                                                  ----------              ----------

Cash flows from investing activities:
 Rental equipment additions                                          (17,032)                (18,823)
 Proceeds from sales of rental equipment                               4,377                   5,056
 Purchases of property and equipment, net                             (5,053)                 (2,796)
 Purchase of Evergreen Mobile Company, net of cash acquired               --                 (37,000)
                                                                  ----------              ----------

        Net cash used in investing activities                        (17,708)                (53,563)
                                                                  ----------              ----------

                                                                     (continued)

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)


                                                                     2000                    1999
                                                                     ----                    ----
                                                                         (dollars in thousands)
Cash flows from financing activities:
 Proceeds from long-term debt                                    $ 100,630                $119,822
 Repayment of long-term debt                                      (108,941)                (94,231)
 Increase in deferred financing costs                                   --                     (15)
 Payment of dividends                                                  (55)                     --
                                                                 ---------                --------

        Net cash (used in) provided by financing activities         (8,366)                 25,576
                                                                 ---------                --------

        Net decrease in cash                                           (29)                   (235)

Cash at beginning of period                                            641                     796
                                                                 ---------                --------

Cash at end of period                                            $     612                $    561
                                                                 =========                ========

Supplemental cash flow information:
 Cash paid for income taxes                                      $     157                $    169
                                                                 =========                ========

 Cash paid for interest                                          $  13,256                $  8,951
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

(1) ORGANIZATION AND BASIS OF PRESENTATION

    The financial information for the three months ended March 31, 2000 and 1999 includes the accounts of Williams Scotsman, Inc. (the Company) and its two wholly owned subsidiaries Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc. whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full, unconditional and joint and several subordinated guarantor of the 9 7/8% Senior Notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

(2) FINANCIAL STATEMENTS

    The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2000 and its operating results and cash flows for the three month periods ended March 31, 2000 and 1999. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce, covenant not to compete and customer base, which are being amortized on a straight line basis over periods of 21 to 228 months. As of March 31, 2000 and 1999, accumulated amortization was $8,094 and $2,970, respectively.

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

(4) INCOME TAXES

    The difference between the Company's reported tax provision for the three months ended March 31, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,277.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements (Continued)

(5) EARNINGS AND DIVIDENDS PER SHARE

    Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods. Dividends per common share is computed by dividing dividends paid by the weighted average number of common shares outstanding during the periods.

(6) SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

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

                                                   March 31,     December 31,
                                                     2000           1999
                                                     ----           ----
Balance Sheet
-------------
  Assets:
   Rental equipment, at cost                       $633,504       $622,526
     Less accumulated depreciation                   82,770         78,054
                                                   --------       --------
     Net rental equipment                           550,734        544,472
   Other assets                                       3,692          4,894
                                                   --------       --------
     Total assets                                  $554,426       $549,366
                                                   ========       ========

  Total liabilities and stockholder's equity       $554,426       $549,366
                                                   ========       ========
                                                Three months ended March 31,
Statement of Operations                              2000           1999
-----------------------                              ----           ----
 Revenue:
   Leasing                                         $ 15,747       $ 14,201
   Other                                                 77             85
                                                   --------       --------
                                                     15,824         14,286
                                                   --------       --------
 Expenses:
   Selling, general and administrative                3,817          4,040
   Depreciation                                       5,379          4,955
   Interest                                           6,628          5,291
                                                   --------       --------
                                                     15,824         14,286
                                                   --------       --------

 Net Income                                        $    -0-       $    -0-
                                                   ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

  Certain statements in this Form 10-Q for the quarter ended March 31, 2000 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

  Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999.

  Revenues in the quarter ended March 31, 2000 were $95.7 million, a $7.1 million or 8.1% increase from revenues of $88.6 million in the same period of 1999. The increase resulted from a $4.8 million or 10.2% increase in leasing revenue, a $3.2 million or 23.5% increase in delivery and installation revenue, and a $1.2 million or 17.6% increase in other revenue, offset in part by a $1.5 million or 10.3% decrease in new unit sales. The increase in leasing revenue is attributable to a 11.1% increase in the average lease fleet to approximately 79,900 units at March 31, 2000, combined with an increase of $2 in the average monthly rental rate, offset by a slight decrease in the average fleet utilization of approximately one percentage point to 84%. The increase in the average monthly rental rate is a result of overall rate improvement in the Company's products combined with changes in fleet mix. The increase in delivery and installation revenue is attributable to the increases in the leasing revenue described above. Other revenue rose as a result of increases in the rental of steps, furniture and other miscellaneous revenue related to products and services provided for leased units. The decrease in new sales revenue is primarily due to the carryover of sales revenue from the fourth quarter of 1998 into the first quarter of 1999 due to the delays in the completion of delivery and installation of certain larger projects.

  Gross profit for the quarter ended March 31, 2000 was $51.6 million, a $5.2 million or 11.3% increase from the first quarter 1999 gross profit of $46.3 million. This increase is primarily a result of an increase in leasing gross profit of $3.5 million or 10.8%, delivery and installation gross profit of $1.0 million or 25.4% and other gross profit of $1.1 million or 17.5%. The increase in leasing gross profit is a result of the increase in leasing revenue described above combined with a slight increase in leasing margins from 68.2% in 1999 to 68.5% in 2000. Excluding depreciation and amortization, leasing margins decreased from 86.2% in 1999 to 84.9% in 2000 due to the concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season. The increase in delivery and installation gross profit relates to the 23.5% increase in revenue discussed above. The increase in other gross profit is attributable to the increases in related revenue noted above.

  Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2000 were $20.9 million, a $2.6 million or 14.2% increase from the first quarter of 1999 SG&A expenses of $18.3 million. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches which expanded from 82 branches at March 31, 1999 to 85 branches at March 31, 2000. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

  Interest expense increased by $1.7 million or 8.6% to $22.0 million in 2000 from 1999. This increase is the result of increased borrowings to finance fleet and branch growth.

Liquidity and Capital Resources

  During the three months ended March 31, 2000 and 1999, the Company's principal sources of funds consisted of cash flow from operating and, in 1999, financing sources. Cash flow from operating activities of $26.0 million and $27.8 million for the three months ended March 31, 2000 and 1999, respectively, were largely generated by the rental of units from the Company's lease fleet.

  The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $2.6 million or 7.0% to $39.6 million for the first quarter of 2000 compared to $37.0 million for the same period of 1999. This increase in EBITDA is a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and increases in average monthly rental rates due to rate increases and changes in fleet mix, partially offset by a slight decrease in utilization and increased SG&A expenses required to support the expanded activities of the Company during the first quarter of 2000.

  Cash flow used in investing activities was $17.7 million and $53.6 million for the three months ended March 31, 2000 and 1999, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference between March, 1999 and March, 2000 is primarily attributable to the February 1, 1999 purchase of Evergreen Mobile Company for approximately $37 million. Cash used in financing activities of $8.4 million for the three months ended March 31, 2000 reflects the reduction of the Company's debt balance versus the $25.6 million in cash provided by financing activities for the same period in 1999, which was primarily from borrowings under the Company's line of credit.

  Availability under the Credit Agreement was $79.1 million at March 31, 2000. The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

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

                                   WILLIAMS SCOTSMAN, INC.



                                   By: /s/ Gerard E. Keefe
                                       -------------------------
                                       Gerard E. Keefe
                                       Senior Vice President and
                                       Chief Financial Officer

Dated: May 12, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                         Capacity                   Date
        ----                         --------                   ----

/s/ Gerard E. Keefe           Senior Vice President and      May 12, 2000
-------------------------     Chief Financial Officer
Gerard E. Keefe


/s/ Glenn A. Schultz             Controller                  May 12, 2000
-------------------------
Glenn A. Schultz