Form 10-Q
period 2000-06-30
WILLIAMS SCOTSMAN INC
filed 2000-08-14
CIK 869231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

         The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of June 30, 2000, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            WILLIAMS SCOTSMAN, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                      Page
                                                                       ----

         Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2000                    1
         and December 31, 1999

         Consolidated Statements of Operations for the three and six     2
         months ended June 30, 2000 and 1999

         Consolidated Statements of Cash Flows for the six               3
         months ended June 30, 2000 and 1999

         Notes to Consolidated Financial Statements                      5


         Item 2.  Management's Discussion and Analysis of                8
                  Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      11

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                       June 30, 2000       December 31,
         Assets                                                                         (Unaudited)            1999
         ------                                                                         -----------        ------------
                                                                                             (dollars in thousands)
Cash                                                                                    $      589          $      641
Trade accounts receivable, less allowance for
       doubtful accounts                                                                    54,028              56,989
Prepaid expenses and other current assets                                                   22,029              17,484
Rental equipment, net of accumulated depreciation of
      $140,903 in 2000 and $127,154 in 1999                                                754,122             726,924
Property and equipment, net                                                                 59,893              54,074
Deferred financing costs, net                                                               17,874              20,339
Goodwill and other intangible assets, net                                                  169,730             172,273
Other assets                                                                                15,716              17,740
                                                                                        ----------          ----------
                                                                                        $1,093,981          $1,066,464
                                                                                        ==========          ==========
Liabilities and Stockholders' Equity

Accounts payable                                                                        $   21,658          $   20,587
Accrued expenses                                                                            35,263              31,847
Rents billed in advance                                                                     24,731              23,035
Long-term debt                                                                             924,773             915,823
Deferred income taxes                                                                      124,908             119,279
                                                                                        ----------          ----------

      Total liabilities                                                                  1,131,333           1,110,571
                                                                                        ----------          ----------
Stockholders' equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                                           33                  33
   Additional paid-in capital                                                              126,658             126,088
   Retained deficit                                                                       (164,043)           (170,228)
                                                                                        ----------          ----------

      Total stockholders' deficit                                                          (37,352)            (44,107)
                                                                                        ----------          ----------

                                                                                        $1,093,981          $1,066,464
                                                                                        ==========          ==========

See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three months ended                Six months ended
                                                                        June 30,                         June 30,
                                                                  ------------------                ----------------
                                                                   2000        1999                  2000      1999
                                                                  ------      ------                ------    ------
                                                                   (in thousands except share and per share amounts)
Revenues:
   Leasing                                                     $ 53,762       $ 50,022           $106,208      $ 97,597
   Sales:
      New units                                                  16,828         16,186             30,306        31,209
      Rental equipment                                            5,358          6,475              9,735        11,531
   Delivery and installation                                     17,927         15,895             34,799        29,555
   Other                                                          9,257         10,172             17,817        17,452
                                                               --------       --------           --------      --------

                  Total revenues                                103,132         98,750            198,865       187,344
                                                               --------       --------           --------      --------
Costs of sales and services:
   Leasing:
      Depreciation and amortization                               8,975          8,397             17,602        16,997
      Other direct leasing costs                                  8,497          7,395             16,395        13,939
   Sales:
      New units                                                  13,701         13,286             24,562        25,534
      Rental equipment                                            4,111          4,995              7,339         8,780
   Delivery and installation                                     13,088         11,302             25,328        21,267
   Other                                                          1,670          2,904              2,984         4,015
                                                               --------       --------           --------      --------

                  Total costs of sales and services              50,042         48,279             94,210        90,532
                                                               --------       --------           --------      --------

                  Gross profit                                   53,090         50,471            104,655        96,812
                                                               --------       --------           --------      --------

Selling, general and administrative expenses                     19,053         17,652             39,908        35,915
Other depreciation and amortization                               4,317          4,012              8,506         7,744
Interest, including amortization of deferred
   financing costs                                               22,242         20,475             44,254        40,749
                                                               --------       --------           --------      --------

                  Total operating expenses                       45,612         42,139             92,668        84,408
                                                               --------       --------           --------      --------

                  Income before income taxes                      7,478          8,332             11,987        12,404
Income tax expense                                                3,465          3,901              5,747         5,949
                                                               --------       --------           --------      --------

                  Net Income                                   $  4,013       $  4,431           $  6,240      $  6,455
                                                               ========       ========           ========      ========

Earnings per common share                                      $   1.21       $   1.33           $   1.88      $   1.94
                                                               ========       ========           ========      ========
Dividends per common share                                     $    ---       $   0.02           $   0.02      $   0.02
                                                               ========       ========           ========      ========

Weighted average shares outstanding                           3,320,000      3,320,000          3,320,000     3,320,000
                                                              =========      =========          =========     =========

See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                          2000             1999
                                                                                          ----             ----
                                                                                         (dollars in thousands)
Cash flows from operating activities:
    Net income                                                                        $  6,240         $  6,455
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            28,572           27,196
               Provision for bad debts                                                   2,604            1,904
               Deferred income tax expense                                               5,629            5,504
               Non-cash option compensation expense                                        569              703
               Gain on sale of rental equipment                                         (2,396)          (2,751)
               Decrease (increase) in net trade accounts receivable                        357           (7,892)
               Decrease in other assets                                                  2,024              132
               Increase in accrued expenses                                              3,416            1,784
               Other                                                                    (3,137)           1,775
                                                                                      --------         --------

                    Net cash provided by operating activities                           43,878           34,810
                                                                                      --------         --------
Cash flows from investing activities:
    Rental equipment additions                                                         (52,871)         (56,428)
    Proceeds from sales of rental equipment                                              9,735           11,531
    Purchases of property and equipment, net                                            (9,689)          (8,462)
    Purchase of Evergreen Mobile Company, net of cash acquired                             ---          (37,000)
                                                                                      --------         --------

                    Net cash used in investing activities                             $(52,825)        $(90,359)
                                                                                      --------         --------

                                                                     (continued)

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                          2000             1999
                                                                                          ----             ----
                                                                                         (dollars in thousands)
Cash flows from financing activities:
    Proceeds from long-term debt                                                     $ 223,308        $ 247,232
    Repayment of long-term debt                                                       (214,358)        (191,658)
    Increase in deferred financing costs                                                   ---              (46)
    Payment of dividends                                                                   (55)             (55)
                                                                                     ---------        ---------

               Net cash provided by financing activities                                 8,895           55,473
                                                                                     ---------        ---------

               Net decrease in cash                                                        (52)             (76)
Cash at beginning of period                                                                641              796
                                                                                     ---------        ---------

Cash at end of period                                                                $     589        $     720
                                                                                     =========        =========

Supplemental cash flow information:
    Cash paid for income taxes                                                       $     173        $     175
                                                                                     =========        =========

    Cash paid for interest                                                           $  39,711        $  38,066
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


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     The financial information for the six months ended June 30, 2000 and 1999 includes the accounts of Williams Scotsman, Inc. (the Company) and its two wholly owned subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full, unconditional and joint and several subordinated guarantor of the Company's 9 7/8% Senior Notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

(2)  FINANCIAL STATEMENTS

     The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 and its operating results and cash flows for the six month periods ended June 30, 2000 and 1999. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce and covenants not to compete, which are being amortized on a straight line basis over periods of 21 to 228 months. As of June 30, 2000 and 1999, accumulated amortization was $9,360 and $4,389, respectively.

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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(4)  INCOME TAXES

     The difference between the Company's reported tax provision for the three and six months ended June 30, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,266 and $2,543, respectively.

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

                                                                                     June 30,           December 31,
                                                                                       2000                 1999
                                                                                     --------           ------------
    Balance Sheet
       Assets:
               Rental equipment, at cost                                             $648,497              $622,526
                    Less accumulated depreciation                                      87,673                78,054
                                                                                     --------              --------
                    Net rental equipment                                              560,824               544,472
               Other assets                                                             3,751                 4,894
                                                                                     --------              --------
                    Total assets                                                     $564,575              $549,366
                                                                                     ========              ========

       Total liabilities and stockholder's equity                                    $564,575              $549,366
                                                                                     ========              ========
                                                                Three months ended              Six months ended
                                                                     June 30,                       June 30,
                                                                -------------------            --------------------
Statement of Operations                                         2000           1999            2000            1999
-----------------------                                         ----           ----            ----            ----
    Revenue:
               Leasing                                        $16,120        $14,909          $31,867         $29,110
               Other                                              102            153              179             238
                                                              -------        -------          -------         -------
                                                               16,222         15,062           32,046          29,348
                                                              -------        -------          -------         -------
    Expenses:
               Selling, general and administrative              4,133          4,374            7,950           8,414
               Depreciation                                     5,546          4,867           10,925           9,822
               Interest                                         6,543          5,821           13,171          11,112
                                                              -------        -------          -------         -------
                                                               16,222         15,062           32,046          29,348
                                                              -------        -------          -------         -------

    Net Income                                                $   ---        $   ---          $   ---         $   ---
                                                              =======        =======          =======         =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward Looking Statements

     Certain statements in this Form 10-Q for the quarter ended June 30, 2000 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999.

     Revenues in the quarter ended June 30, 2000 were $103.1 million, a $4.4 million or 4.4% increase from revenues of $98.7 million in the same period of 1999. The increase resulted primarily from a $3.7 million or 7.5% increase in leasing revenue, and a $2.0 million or 12.8% increase in delivery and installation revenue. The increase in leasing revenue is attributable to an 9.8% increase in average lease fleet to 81,500 units at June 30, 2000, combined with a slight increase in the average monthly rental rate of $1, offset by a slight decrease in the average fleet utilization of approximately one percentage point to 84%. The increase in delivery and installation revenue is primarily attributable to the increases in the leasing revenue described above.

     Gross profit for the quarter was $53.1 million, a $2.6 million or 5.2% increase from the second quarter 1999 of $50.5 million. This increase is primarily a result of an increase in leasing gross profit of $2.1 million or 6.0% due to the increase in leasing revenue described above. Excluding depreciation and amortization, leasing margins decreased from 85.2% in 1999 to 84.2% in 2000 due to a concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season.

     Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2000 were $19.1 million, a $1.4 million or 7.9% increase from the second quarter of 1999 of $17.7 million. This increase is the result of the growth experienced by the Company, both in terms of fleet size as described above and number of branches, which expanded from 83 branches at June 30, 1999 to 86 branches at June 30, 2000. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this fleet growth and branch expansion.

     Interest expense increased $1.8 million or 8.6% to $22.2 million in the second quarter of 2000 from the same period in 1999. This increase is a result of increased borrowings to finance fleet and branch growth, as well as an increase in the interest rate charged on the variable portion of our bank debt.

     Six Months Ended June 30, 2000 Compared with Six Months Ended June 30,
1999.

     Revenues in the six months ended June 30, 2000 were $198.9 million, an $11.5 million or 6.1% increase from revenues of $187.3 million in the same period of 1999. The increase resulted primarily from an $8.6 million or 8.8% increase in leasing revenue, and a $5.2 million or 17.7% increase in delivery and installation revenue. The increase in leasing revenue is attributable to an 10.4% increase in average lease fleet to 80,750 units for the six months ended June 30, 2000, combined with a slight increase in the average monthly rental rate of $1, offset by a slight decrease in the average fleet utilization of approximately one percentage point to 84%. The increase in delivery and installation revenue is primarily attributable to the increases in the leasing revenue described above.

     Gross profit for the six months ended June 30, 2000 was $104.6 million, a $7.8 million or 8.1% increase from the same period of 1999 of $96.8 million. This increase is primarily a result of an increase in leasing gross profit of $5.6 million or 8.3%, an increase in delivery and installation gross profit of $1.2 million or 14.3%, and an increase in gross profit from other revenue of $1.4 million or 10.4%. The increase in leasing and delivery and installation gross profit is due to the increase in leasing revenue described above. Excluding depreciation and amortization, leasing margins decreased from 85.7% in 1999 to 84.6% in 2000 due to a concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season. Although other revenue was essentially flat, the increase in related gross profit was attributed to a favorable mix of higher margin ancillary products, as 1999 results included revenue associated with a large project to relocate customer-owned units.

     SG&A expenses for the six months ended June 30, 2000 were $39.9 million, a $4.0 million or 11.1% increase from 1999 expenses of $35.9 million. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches, which expanded from 83 branches at June 30, 1999 to 86 branches at June 30, 2000. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this fleet growth and branch expansion.

     Interest expense increased $3.5 million or 8.6% to $44.2 million to date in 2000 from the same period in 1999. This increase is a result of increased borrowings to finance fleet and branch growth as well as an increase in the interest rate charged on the variable portion of our bank debt.

Liquidity and Capital Resources

     During the six months ended June 30, 2000 and 1999, the Company's principal sources of funds consisted of cash flow from operating and, in 1999, financing sources. Cash flow from operating activities of $43.9 million and $34.8 million for the six months ended June 30, 2000 and 1999, respectively, were largely generated by the rental of units from the Company's lease fleet.

     The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $4.3 million or 5.5% to $82.9 million for the first half of 2000 compared to $78.6 million for the same period of 1999. This increase in EBITDA is a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and a slight increase in average monthly rental rates, partially offset by a slight decrease in utilization and increased SG&A expenses required to support the expanded activities of the Company during the first half of 2000.

     Cash flow used in investing activities was $52.8 million and $90.4 million for the six months ended June 30, 2000 and 1999, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference between June, 1999 and June, 2000 is primarily attributable to the February 1, 1999 purchase of Evergreen Mobile Company for approximately $37 million. Cash provided by financing activities of $8.9 million and $55.5 million for the six months ended June 30, 2000 and 1999, respectively was primarily from borrowings under the Company's line of credit.

     Availability under the Credit Agreement was $71.1 million at June 30, 2000. The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

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

Dated: August 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                      Capacity                       Date

/s/ Gerard E. Keefe              Senior Vice President and      August 14, 2000
--------------------------       Chief Financial Officer
Gerard E. Keefe


/s/ Glenn A. Schultz             Controller                     August 14, 2000
--------------------------
Glenn A. Schultz

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WILLIAMS SCOTSMAN, INC.

                                                By:
                                                    --------------------------
                                                    Gerard E. Keefe
                                                    Senior Vice President and
                                                    Chief Financial Officer

Dated: August 14, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                      Capacity                       Date

                                 Senior Vice President and      August 14, 2000
--------------------------       Chief Financial Officer
Gerard E. Keefe


                                 Controller                     August 14, 2000
--------------------------
Glenn A. Schultz