Form 10-Q
period 2000-09-30
WILLIAMS SCOTSMAN INC
filed 2000-11-13
CIK 869231

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

                                     None
            (Former name, former address and former fiscal year --
                         if changed since last report)

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

     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of September 30, 2000, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            WILLIAMS SCOTSMAN, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL INFORMATION                                      Page
                                                                      ----

     Item 1. Financial Statements

     Consolidated Balance Sheets at September 30, 2000                 1
     and December 31, 1999

     Consolidated Statements of Operations for the three and nine      2
     months ended September 30, 2000 and 1999

     Consolidated Statements of Cash Flows for the nine                3
     months ended September 30, 2000 and 1999

     Notes to Consolidated Financial Statements                        5

     Item 2. Management's Discussion and Analysis of                   8
             Financial Condition and Results of Operations


PART II  -  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                         11

                      PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements.


                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                            September 30,
                                                               2000       December 31,
Assets                                                      (Unaudited)       1999
------                                                      -----------   ------------
                                                               (dollars in thousands)
Cash                                                         $    1,133    $      641
Trade accounts receivable, less allowance for
  doubtful accounts                                              64,948        56,989
Prepaid expenses and other current assets                        24,214        17,484
Rental equipment, net of accumulated depreciation of
  $148,540 in 2000 and $127,154 in 1999                         780,915       726,924
Property and equipment, net                                      60,673        54,074
Deferred financing costs, net                                    16,641        20,339
Goodwill and other intangible assets, net                       173,130       172,273
Other assets                                                     15,523        17,740
                                                             ----------    ----------
                                                             $1,137,177    $1,066,464
                                                             ==========    ==========
Liabilities and Stockholders' Equity
------------------------------------
Accounts payable                                             $   16,224    $   20,587
Accrued expenses                                                 45,154        31,847
Rents billed in advance                                          25,251        23,035
Long-term debt                                                  950,650       915,823
Deferred income taxes                                           130,974       119,279
                                                             ----------    ----------
  Total liabilities                                           1,168,253     1,110,571
                                                             ----------    ----------

Stockholders' equity:
 Common stock, $.01 par value.  Authorized 10,000,000
  shares; issued and outstanding 3,320,000 shares                    33            33
 Additional paid-in capital                                     126,942       126,088
 Retained deficit                                              (158,051)     (170,228)
                                                             ----------    ----------
  Total stockholders' deficit                                   (31,076)      (44,107)
                                                             ----------    ----------
                                                             $1,137,177    $1,066,464
                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                Three months ended         Nine months ended
                                                                   September 30,              September 30,
                                                                ------------------         -----------------
                                                                2000          1999         2000         1999
                                                                ----          ----         ----         ----
                                                             (in thousands except share and per share amounts)
Revenues:
 Leasing                                                    $   56,586    $   51,324    $  162,794    $  148,921
 Sales:
  New units                                                     27,349        22,869        57,655        54,078
  Rental equipment                                               5,847         5,071        15,582        16,602
 Delivery and installation                                      24,876        22,885        59,675        52,440
 Other                                                          10,108        10,763        27,925        28,215
                                                            ----------    ----------    ----------    ----------

            Total revenues                                     124,766       112,912       323,631       300,256
                                                            ----------    ----------    ----------    ----------

Costs of sales and services:
 Leasing:
  Depreciation and amortization                                  9,338         8,538        26,940        25,535
  Other direct leasing costs                                    10,068         8,828        26,463        22,767
 Sales:
  New units                                                     23,131        18,656        47,693        44,190
  Rental equipment                                               4,444         3,729        11,783        12,509
 Delivery and installation                                      18,623        16,608        43,951        37,875
 Other                                                           1,928         2,088         4,912         6,103
                                                            ----------    ----------    ----------    ----------

            Total costs of sales and services                   67,532        58,447       161,742       148,979
                                                            ----------    ----------    ----------    ----------

            Gross profit                                        57,234        54,465       161,889       151,277
                                                            ----------    ----------    ----------    ----------

Selling, general and
 administrative expenses                                        18,700        17,356        58,608        53,271
Other depreciation and
 amortization                                                    4,314         4,069        12,820        11,813
Interest, including
 amortization of deferred
 financing costs                                                23,447        21,136        67,701        61,885
                                                            ----------    ----------    ----------    ----------

            Total operating expenses                            46,461        42,561       139,129       126,969
                                                            ----------    ----------    ----------    ----------

            Income before income taxes                          10,773        11,904        22,760        24,308
Income tax expense                                               4,784         5,328        10,531        11,277
                                                            ----------    ----------    ----------    ----------

            Net income                                      $    5,989    $    6,576    $   12,229    $   13,031
                                                            ==========    ==========    ==========    ==========

Earnings per common share                                   $     1.80    $     1.98    $     3.68    $     3.93
Dividends per common share                                  $       --    $       --    $     0.02    $     6.87
                                                            ==========    ==========    ==========    ==========

Weighted average shares outstanding                          3,320,000     3,320,000     3,320,000     3,320,000
                                                            ==========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                          2000           1999
                                                          ----           ----
                                                        (dollars in thousands)
Cash flows from operating activities:
 Net income                                             $ 12,229     $  13,031
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          43,457        41,031
   Provision for bad debts                                 3,930         2,756
   Deferred income tax expense                            10,360        10,777
   Non-cash option compensation expense                      854         1,055
   Gain on sale of rental equipment                       (3,799)       (4,093)
   Increase in net trade accounts receivable             (11,602)      (26,279)
   Increase in accounts payable and accrued expenses       8,141        17,531
   Other                                                  (3,945)       (6,299)
                                                        --------     ---------
     Net cash provided by operating activities            59,625        49,510
                                                        --------     ---------

Cash flows from investing activities:
 Rental equipment additions                              (88,443)      (87,599)
 Proceeds from sales of rental equipment                  15,582        16,602
 Purchases of property and equipment, net                (12,429)      (11,015)
 Net assets of businesses acquired                        (8,615)      (37,000)
                                                        --------     ---------
     Net cash used in investing activities               (93,905)     (119,012)
                                                        --------     ---------

                                                                     (continued)

                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)


                                                          2000           1999
                                                          ----           ----
                                                        (dollars in thousands)
Cash flows from financing activities:
 Proceeds from long-term debt                          $ 365,555    $ 362,892
 Repayment of long-term debt                            (330,728)    (293,397)
 Increase in deferred financing costs                                     (46)
 Payment of dividends                                        (55)         (55)
                                                       ---------    ---------

        Net cash provided by financing activities         34,772       69,394
                                                       ---------    ---------

        Net increase (decrease) in cash                      492         (108)
Cash at beginning of period                                  641          796
                                                       ---------    ---------

Cash at end of period                                  $   1,133    $     688
                                                       =========    =========

Supplemental cash flow information:
 Cash paid for income taxes                            $     202    $     205
                                                       =========    =========

 Cash paid for interest                                $  52,994    $  47,686
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


(1) ORGANIZATION AND BASIS OF PRESENTATION

    The financial information for the nine months ended September 30, 2000 and 1999 includes the accounts of Williams Scotsman, Inc. (the Company) and its two wholly owned subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full and unconditional, and joint and several subordinated guarantor of the Company's 9 7/8% Senior Notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease and issuing the guarantee.

(2) FINANCIAL STATEMENTS

    The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000 and its operating results and cash flows for the nine month periods ended September 30, 2000 and 1999. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce and covenants not to compete, which are being amortized on a straight line basis over periods of 21 to 228 months. As of September 30, 2000 and 1999, accumulated amortization was $10,629 and $5,809, respectively.

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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4) INCOME TAXES

    The difference between the Company's reported tax provision for the three and nine months ended September 30, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,269 and $3,813, respectively.

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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(6) SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

    The Company's 9 7/8% Senior Notes are guaranteed by Willscot, a wholly owned subsidiary. The guarantee is full and unconditional, and joint and several. The operations of Willscot are limited to leasing its mobile office units to the Company under a master lease and paying the Company a fee to manage its mobile office units. Accordingly, based on the terms of these agreements, it has recorded no net income for the applicable periods. Full separate financial statements of the guarantor subsidiary have not been included because management has determined that they are not material to investors. Summarized financial statements of Willscot are as follows:

                                               September 30, December 31,
                                                   2000          1999
                                               ------------- ------------
Balance Sheet
-------------
  Assets:
   Rental equipment, at cost                      $671,703   $622,526
     Less accumulated depreciation                  92,796     78,054
                                                  --------   --------
     Net rental equipment                          578,907    544,472
   Other assets                                      3,949      4,894
                                                  --------   --------
     Total assets                                 $582,856   $549,366
                                                  ========   ========

  Total liabilities and stockholder's equity      $582,856   $549,366
                                                  ========   ========
                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                     --------------            ---------------
Statement of Operations                              2000      1999            2000       1999
-----------------------                              ----      ----            ----       ----
 Revenue:
   Leasing                                         $16,747   $15,295         $48,614    $44,405
   Other                                               184       116             363        354
                                                   -------   -------         -------    -------
                                                    16,931    15,411          48,977     44,759
                                                  --------   -------         -------    -------

 Expenses:
   Selling, general and administrative               4,012     4,284          11,962     12,698
   Depreciation                                      5,777     5,062          16,702     14,884
   Interest                                          7,142     6,065          20,313     17,177
                                                  --------   -------         -------    -------
                                                    16,931    15,411          48,977     44,759
                                                  --------   -------         -------    -------

 Net Income                                       $     --   $    --         $    --    $    --
                                                  ========   =======         =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

  Certain statements in this Form 10-Q for the quarter ended September 30, 2000 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, undue reliance should not be placed on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          Three Months Ended September 30, 2000 Compared with Three Months Ended
                                                             September 30, 1999.

  Revenues in the quarter ended September 30, 2000 were $124.8 million, a $11.9 million or 10.5% increase from revenues of $112.9 million in the same period of 1999. The increase resulted primarily from a $5.3 million or 10.3% increase in leasing revenue, a $4.5 million or 19.6% increase in sales of new units, and a $2.0 million or 8.7% increase in delivery and installation revenue. The increase in leasing revenue is attributable to an 10.1% increase in average lease fleet to 84,500 units at September 30, 2000, combined with a slight increase in the average monthly rental rate of $2, offset by a slight decrease in the average fleet utilization of less than one percentage point to 85%. The increase in delivery and installation revenue is primarily attributable to the increases in the leasing and new unit sales revenue described above.

  Gross profit for the quarter was $57.2 million, a $2.8 million or 5.1% increase from the third quarter 1999 of $54.5 million. This increase is primarily a result of an increase in leasing gross profit of $3.2 million or 9.5% due to the increase in leasing revenue described above. Excluding depreciation and amortization, leasing margins decreased from 82.8% in 1999 to 82.2% in 2000, due to a concerted effort by the Company to accelerate the refurbishment of units in the existing fleet.

  Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2000 were $18.7 million, a $1.3 million or 7.7% increase from third quarter 1999 SG&A expenses of $17.4 million. This increase is the result of the growth experienced by the Company, both in terms of fleet size as described above and number of branches, which increased from 83 branches at September 30, 1999 to 86 branches at September 30, 2000. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this fleet growth and branch expansion.

  Interest expense increased $2.3 million or 10.9% to $23.4 million in the third quarter of 2000 from the same period in 1999. This increase is a result of increased borrowings to finance fleet and branch growth, as well as an increase in the interest rate charged on the variable portion of our bank debt.

            Nine Months Ended September 30, 2000 Compared with Nine Months Ended
                                                             September 30, 1999.

  Revenues in the nine months ended September 30, 2000 were $323.6 million, a $23.4 million or 7.8% increase from revenues of $300.3 million in the same period of 1999. The increase resulted primarily from a $13.9 million or 9.3% increase in leasing revenue and a $7.2 million or 13.8% increase in delivery and installation revenue. The increase in leasing revenue is attributable to a 10.4% increase in average lease fleet to 82,000 units for the nine months ended September 30, 2000, combined with a slight increase in the average monthly rental rate of $2, offset by a slight decrease in the average fleet utilization of approximately one percentage point to 84%. The increase in delivery and installation revenue is primarily attributable to the increases in the leasing revenue described above.

  Gross profit for the nine months ended September 30, 2000 was $161.9 million, a $10.6 million or 7.0% increase from the same period of 1999 of $151.3 million. This increase is primarily a result of an increase in leasing gross profit of $8.8 million or 8.7% and an increase in delivery and installation gross profit of $1.2 million or 8.0%. The increase in leasing and delivery and installation gross profit is due to the increase in leasing revenue described above. Excluding depreciation and amortization, leasing margins decreased from 84.7% in 1999 to 83.7% in 2000 due to a concerted effort by the Company to accelerate the refurbishment of units in the existing fleet, the majority of which occurred prior to its busier summer season. Although other revenue was essentially flat, the increase in related gross profit was attributed to a favorable mix of higher margin ancillary products, as 1999 results included revenue associated with a large project to relocate customer-owned units.

  SG&A expenses for the nine months ended September 30, 2000 were $58.6 million, a $5.3 million or 10.0% increase from 1999 expenses of $53.3 million. This increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches, which increased from 83 branches at September 30, 1999 to 86 branches at September 30, 2000. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this fleet growth and branch expansion.

  Interest expense increased $5.8 million or 9.4% to $67.7 million to date in 2000 from the same period in 1999. This increase is a result of increased borrowings to finance fleet and branch growth as well as an increase in the interest rate charged on the variable portion of our bank debt.

Liquidity and Capital Resources

  During the nine months ended September 30, 2000 and 1999, the Company's principal sources of funds consisted of cash flows from operating and financing sources. Cash flows from operating activities of $59.6 million and $49.5 million for the nine months ended September 30, 2000 and 1999, respectively, were largely generated by the rental of units from the Company's lease fleet.

  The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $6.5 million or 5.2% to $131.1 million for the nine months ended September 30, 2000 compared to $124.6 million for the same period of 1999. This increase in EBITDA is a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and a slight increase in average monthly rental rates, partially offset by a slight decrease in utilization and increased SG&A expenses required to support the expanded activities of the Company during the nine months ended September 30, 2000.

  Cash used in investing activities was $93.9 million and $119.0 million for the nine months ended September 30, 2000 and 1999, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference in investing activities between September, 1999 and September, 2000 is primarily attributable to the February 1, 1999 purchase of Evergreen Mobile Company for approximately $37 million. Cash provided by financing activities of $34.8 million and $69.4 million for the nine months ended September 30, 2000 and 1999, respectively was primarily from borrowings under the Company's line of credit.

  Availability under the Credit Agreement was $45.6 million at September 30, 2000. The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

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

                                   WILLIAMS SCOTSMAN, INC.



                                   By: /s/ Gerard E. Keefe
                                       -------------------------------------
                                       Gerard E. Keefe
                                       Senior Vice President and
                                       Chief Financial Officer

Dated: November 9, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                           Capacity                       Date
        ----                           --------                       ----

/s/ Gerard E. Keefe           Senior Vice President and         November 9, 2000
---------------------         Chief Financial Officer
Gerard E. Keefe


/s/ Glenn A. Schultz          Controller                        November 9, 2000
---------------------
Glenn A. Schultz