Form 10-K
period 2000-12-31
WILLIAMS SCOTSMAN INC
filed 2001-04-02
CIK 869231

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____________ to _____________
                        Commission File Number: 033-68444

                            WILLIAMS SCOTSMAN, INC.
            (Exact name of Registrant as specified in its Charter)

             Maryland                                          52-0665775
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

            8211 Town Center Drive                                21236
             Baltimore, Maryland                                (Zip Code)
   (Address of principal executive offices)


Registrants' telephone number, including area code: (410) 931-6000 Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
       None                                              None
------------------------------------  ------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                             ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of March 30, 2001, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                                    PART I

Item 1.  Business

General

         Founded in 1946, Williams Scotsman, Inc. ("Scotsman" or the "Company") is the second largest lessor of mobile office and storage units in the United States with over 88,000 units leased through 88 branch offices in 39 states and Canada. The Company's fleet provides high quality, cost-effective relocatable space solutions to over 25,000 customers in over 470 industries including construction, education, healthcare and retail. In addition to its core leasing operations, Scotsman sells new and previously leased mobile office units and provides delivery, installation and other ancillary products and services.

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

         The Company purchases its new mobile office units through third-party suppliers and purchases storage units in the aftermarket directly from shipping companies or through brokers. The Company believes there are numerous manufacturers and suppliers of mobile office and storage units which supply these products at competitive prices throughout the United States. The Company anticipates being able to procure an adequate supply of product on acceptable terms to meet projected customer requirements. The Company does not believe that the loss of any one of its suppliers would have a material adverse effect on its operations.

Forward Looking Statements

         Certain statements in this Form 10-K for the year ended December 31, 2000 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion, locate and finance acquisitions, and integrate recently acquired businesses into the Company; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Management's business and growth strategy includes the following:

         Fleet and Branch Expansion. The Company plans to continue to capitalize on the industry's favorable growth trends by increasing customer penetration and fleet size in existing markets. In addition, the Company plans to open branches in new markets where positive business fundamentals exist. From January 1, 1998 to December 31, 2000, the Company increased its number of branches from 72 to 88 and the number of units from approximately 47,100 to 88,200 as a result of acquisitions and general fleet expansion.

         Selective Fleet Acquisitions. To complement its fleet and branch expansion, the Company plans to capitalize on the industry's fragmentation and expand its geographic coverage by making selective acquisitions of mobile offices and storage product lease fleets. From January 1, 1998 to December 31, 2000, Scotsman made six acquisitions of approximately 19,200 units for a total purchase price of $327.8 million including the purchase of SMI in 1998, which added approximately 12,800 mobile office units at a total purchase price of $272.7 million. Units added through acquisitions have accounted for approximately 55% of the value of the Company's total fleet purchases during this period (approximately 17% excluding SMI).

         Ancillary Products and Services. The Company continues to identify new applications for its existing products, diversify into new product offerings and deliver ancillary products and services to leverage the Company's existing branch network. For example, in 1996, the Company began focusing on the expanding market for storage product units, which are used for secured storage space. Since January 1, 1996, the Company has grown its storage product fleet by nearly 15,000 units, through direct purchases as well as eight acquisitions which totaled approximately 5,900 storage units. Ancillary products and services include: the rental of steps, furniture, ramps and security systems; sales of parts and supplies; and charges for granting insurance waivers and for damage billings.

Competition

         Although the Company's competition varies significantly by market, in general the mobile office industry is highly competitive. The Company competes primarily in terms of product availability, customer service and price. The Company believes that its reputation for customer service and its ability to offer a wide selection of units suitable for many uses at competitive prices allow it to compete effectively. However, certain of the Company's competitors are less leveraged, have greater market share or product availability in a given market and have greater financial resources than the Company.

Employees

         At December 31, 2000, the Company employed approximately 1,200 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

Item 2.  Properties

     The Company's headquarters is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland. Additionally, the Company leases approximately 60% of its 88 branch locations and owns the balance. Management believes that none of the Company's leased facilities, individually, is material to the operations of the Company.

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

     During 2000, the Company paid dividends to Holdings totaling $55,000 for normal operating expenses. The Company does not intend to pay any other dividends except for the normal operating expenses of Holdings, but reserves the right to do so. The Company's ability to pay dividends to Holdings is limited to amounts for corporate and administrative expenses. (See Note 4 of Notes to the Consolidated Financial Statements.)

     Pursuant to the Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan (the "1997 Plan"), options for the purchase of 46,100 shares of Holdings' common stock were granted during 2000. No options were exercised during 2000 and no shares of Holdings' common stock were issued during 2000 upon the exercise of previously granted options.

Item 6.        Selected Historical Financial Data

The following tables summarize selected historical financial data which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements appearing elsewhere herein. The selected historical financial data set forth below has been derived from the audited Financial Statements.

                                                                      Year Ended December 31,
                                                      ---------------------------------------------------------
                                                      1996          1997           1998        1999        2000
                                                      ----          ----           ----        ----        ----
                                                       (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
     Leasing                                          $104,438    $120,266      $152,221    $201,820   $220,547
     Sales:
         New units                                      28,042      41,926        46,448      73,001     73,291
         Rental equipment                               12,331      13,120        15,530      22,369     21,571
     Delivery and installation                          32,767      38,626        47,002      71,245     79,097
     Other                                              17,564      22,252        25,893      37,370     37,640
                                                      --------    --------        ------      ------     ------
         Total                                        $195,142    $236,190      $287,094    $405,805   $432,146
================================================================================================================

Gross profit:
     Leasing                                          $ 56,916    $ 71,237      $101,036    $136,543   $148,454
     Sales:
         New units                                       4,999       6,685         8,099      12,678     13,023
         Rental equipment                                2,618       3,521         3,730       5,133      5,266
     Delivery and installation                           7,520      10,914        12,083      18,886     19,427
     Other                                              13,590      15,480        20,393      29,949     31,057
                                                       -------      ------        ------      ------     ------
         Total                                        $ 85,643    $107,837      $145,341    $203,189   $217,227
================================================================================================================

Selling, general and administrative
     expenses                                         $ 42,260    $ 46,256      $ 58,099    $ 71,425   $ 76,817
Recapitalization expenses (1)                              ---       5,105           ---         ---        ---
Earnings from continuing
     operations before extraordinary item                9,195       5,979         3,791      17,307     16,119
Earnings from continuing
     operations before extraordinary
     item per common share                            $   2.77    $   1.80      $   1.14    $   5.21   $   4.86
                                                          ====        ====          ====        ====       ====
Dividends per common share                            $    .62    $  53.84      $   6.88    $    .02   $    .02
                                                           ===       =====          ====         ===        ===
Ratio of earnings to fixed charges (2)                     1.6x        1.2x          1.2x        1.4x       1.3x
================================================================================================================

EBITDA (3)                                            $ 75,371    $ 92,407      $117,572    $168,216   $177,609
================================================================================================================

                                                                     Year Ended December 31,
                                                     ----------------------------------------------------
                                                     1996        1997        1998       1999         2000
                                                     ----        ----        ----       ----         ----
                                                        (Dollars in thousands, except per share amounts)
Balance Sheet Data:
Rental equipment, net                               $356,183    $403,528    $640,634   $  726,924   $  799,994
Total assets                                         428,697     514,173     941,287    1,066,464    1,145,898
Long-term debt                                       268,753     533,304     845,447      915,823      959,110
Stockholder's equity (deficit)                        69,633    (111,564)    (63,258)     (44,107)     (28,021)

          (1) Recapitalization expenses recognized in the amount of $5.1 million represent costs incurred in connection with the recapitalization of Holdings in May 1997. These expenses include $2.5 million in connection with the acceleration of deferred compensation and $2.6 million in connection with the cancellation of the stock options.

          (2) The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings from continuing operations before income taxes and extraordinary items plus fixed charges. Fixed charges include interest, expensed or capitalized, including amortization of deferred financing costs and debt discount and the estimated interest component of rent expense.

          (3) The Company defines EBITDA as net income before interest, taxes, depreciation, amortization, deferred compensation, and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion regarding the financial condition and results of operations of the Company for the three years ended December 31, 2000 should be read in conjunction with the more detailed information and Financial Statements included elsewhere herein. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Forward-Looking Statements".

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

     Although a portion of the Company's business is with customers in industries that are cyclical in nature and subject to changes in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and its operating strategies should help to mitigate the effects of economic downturns. These characteristics include (i) the Company's typical lease terms which include contractual provisions requiring customers to retain units on lease for, on average, 12 months, (ii) the flexibility and low cost offered to the Company's customers by leasing which may be an attractive alternative to capital purchases, (iii) the Company's ability to redeploy units during regional recessions and (iv) the diversity of the Company's industry segments and the geographic balance of the Company's operations (historically during economic slowdowns, the construction industry which represented approximately 31% of its 2000 revenues, experiences declines in utilization rates, while other customer segments, including education which represented approximately 20% of revenues in 2000, are more stable).

Results of Operations

     2000 Compared With 1999. Revenues in 2000 were $432.1 million, a $26.3 million or 6.5% increase from revenues of $405.8 million in 1999. The increase resulted from a $18.7 million or 9.3% increase in leasing revenue and a $7.9 million or 11.0% increase in delivery and installation revenue. The increase in leasing revenue is attributable to a 10.4% increase in the average lease fleet to approximately 83,300 units for 2000, combined with a slight increase of $1 in the average monthly rental rate, offset by a slight decrease in the average fleet utilization of one percent to 84%. The increase in delivery and installation revenue is attributable to the increase in leasing revenue as described above.

     Gross profit in 2000 was $217.2 million, a $14.0 million or 6.9% increase from 1999 gross profit of $203.2 million. The increase primarily resulted from a $11.9 million or 8.7% increase in leasing gross profit and to a minor extent from a $1.1 million or 3.7% increase in gross profit from other revenue. The increase in leasing gross profit is a result of the increase in leasing revenue described above combined with stable leasing margins. Excluding depreciation and amortization, leasing margins decreased slightly from 84.8% in 1999 to 84.0% in 2000. Although other revenue was essentially flat, the increase in related gross profit was attributed to a favorable mix of higher margin ancillary products, as 1999 results included revenue associated with a large (lower margin) project to relocate customer-owned units.

     Selling, general and administrative (SG&A) expenses increased by $5.4 million or 7.5% from 1999. The increase is the result of the growth experienced by the Company, both in terms of number of branches and fleet size as compared to 1999. The Company's branch network has expanded from 83 branches at December 31, 1999 to 88 branches at December 31, 2000, while the fleet has grown by approximately 8,700 units from December 31, 1999. The increase in SG&A expenses is due to an increase in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth.

     Interest expense increased by 9.5% to $91.9 million in 2000 from $83.9 million in 1999. This increase is a result of increased average borrowings of approximately $38.9 million to finance fleet and branch growth in addition to increases in interest rates on our variable bank debt. The effect of market rate increases in 2000 was partially offset by a 25 basis point reduction in February 2000 on bank credit facility borrowings as the Company achieved a specified leverage ratio threshold.

     The difference between the Company's reported tax provision for the year ended December 31, 2000 and the tax provision computed based on statutory rates is primarily attributable to non-deductible goodwill amortization expense of $5.1 million.

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

     SG&A expenses increased by $13.3 million or 22.9% from 1998. The increase is the result of the growth experienced by the Company, both in terms of fleet size and number of branches as compared to 1998. The Company's branch network has expanded from 80 branches at December 31, 1998 to 83 branches at December 31, 1999, while the fleet has grown by approximately 9,400 units from December 31, 1998. The overall increases in SG&A expenses are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with this branch expansion and fleet growth and a full year impact of field related costs associated with the SMI acquisition.

     Other depreciation and amortization increased from $9.6 million in 1998 to $15.9 million in 1999, $5.2 million of which relates to the amortization of goodwill and other intangible assets recorded in connection with both the Evergreen and SMI acquisitions (see note 2 of Notes to the Consolidated Financial Statements). The remaining increase relates to depreciation on increased balances of property and equipment and inventories of steps and ramps associated with the overall growth of the Company's branch network and leased fleet as discussed above.

     Interest expense increased by 28.9% to $83.9 million in 1999 from $65.1 million in 1998. This increase is the result of the first full year effect of borrowings to finance the purchase of SMI in September 1998 and the result of financing the other fleet and branch growth, including the acquisition of Evergreen.

     The difference between the Company's reported tax provision for the year ended December 31, 1999 and the tax provision computed based on statutory rates is primarily attributable to non-deductible goodwill amortization expense of $5.2 million.

Liquidity and Capital Resources

     During 1998, 1999 and 2000, the Company's principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $43.6 million in 1998, $72.3 million in 1999 and $87.0 million in 2000 was largely generated by the rental of units from the Company's lease fleet and sales of new mobile office units.

     The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization, deferred compensation, and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $9.4 million or 5.6% to $177.6 million in 2000 compared to $168.2 million in 1999. This increase in EBITDA is a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and a slight increase in average monthly rental rates, partially offset by a slight decline in utilization and increased SG&A expenses required to support the expanded activities during 2000. In 1999, the Company's EBITDA increased by $50.6 million or 43.1% to $168.2 million compared to $117.6 million in 1998. This increase in EBITDA is a result of increased leasing activity resulting from the overall increase in the number of units in the fleet and an increase in average monthly rental rates, partially offset by a slight decline in utilization, and increased SG&A expenses to support the increased activities during 1999.

     Cash flow used in investing activities was $390.4 million in 1998, $142.7 million in 1999 and $128.3 million in 2000. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. These expenditures increased the size of the rental fleet by approximately 23,100 units during 1998, 9,400 units during 1999 and 8,700 during 2000. This activity was in response to increased customer demand and a continuation of the Company's fleet acquisition strategy and branch expansion. The following table sets forth the Company's investment in its lease fleet for the periods indicated.

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                                    1998       1999    2000
                                                                                    ----       ----    ----
                                                                                     (Dollars in millions)
Gross capital expenditures for rental equipment:

      New units and betterments........................                         $  110.0    $  115.0   $  118.6
      Fleet acquisitions, excluding acquired businesses                              9.2          --        4.0
                                                                                  ------      ------     ------
                                                                                   119.2       115.0      122.6
Purchase price allocated to fleet of acquired businesses                           157.2        24.2        5.3

Proceeds from sale of used rental equipment.........................               (15.5)      (22.4)     (21.6)
                                                                                  ------      ------     ------

Net capital expenditures for rental equipment.......................            $  260.9    $  116.8   $  106.3
                                                                                ========    ========   ========
Lease fleet maintenance expenses included
       in the statement of operations...............................            $   23.4    $   30.5   $   35.1
                                                                                ========    ========   ========

     The Company believes it can manage the capital requirements of its lease fleet, and thus its cash flow, through the careful monitoring of its lease fleet additions. During 1998, 1999 and 2000, the Company was able to sell used units in the ordinary course of business (excluding units sold pursuant to purchase options) at an average of more than 95% of their total capitalized cost and at a premium to net book value. Such capitalized costs include the cost of the unit as well as costs of significant improvements made to the unit. See further explanation below and note (2) of Notes to Consolidated Financial Statements. Historically, the Company has recognized net gains on the sale of used units.

     The Company's maintenance and refurbishment program is designed to maintain the value of lease fleet units and realize rental rates and operating cash flows from older units comparable to those from newer units. The sale of used units helps preserve the overall quality of the Company's lease fleet and enhances cash flow. Generally, costs of improvements and betterments aggregating less than $1,000 per unit are expensed as incurred. Expenditures greater than $1,000 that significantly extend the economic useful life of a unit or that materially alter a unit's configuration are capitalized. The Company estimates that the current annual capital expenditures (net of proceeds from sales of used units) necessary to maintain its lease fleet and facilities at their current size and condition is approximately $25 million.

     Other capital expenditures of $13.9 million, $13.9 million and $18.6 million in 1998, 1999 and 2000, respectively, consist of items not directly related to the lease fleet, such as branch or headquarter's buildings, land, equipment, leasehold improvements and management information systems.

     Cash provided by financing activities of $43.2 million in 2000 and $70.2 million in 1999 is comprised primarily of long-term borrowings. Cash provided by financing activities of $347.3 million in 1998 is comprised primarily of long term borrowings and a capital contribution received from Holdings to finance the Company's acquisition of SMI in September 1998. In 1998, the Company paid dividends to Holdings in the amount of $22.8 million primarily to effect the repayment of a promissory note of Holdings.

     In connection with the acquisition of SMI, the Company entered into an amended credit facility providing for revolver borrowings up to $540 million (subject to the satisfaction of certain requirements including a borrowing base test) and a $60 million term loan. Availability under the revolver is based on a borrowing base calculation, which was amended effective September 15, 1999, and was $37.7 million at December 31, 2000. Borrowings under the line may be used for working capital, acquisitions and general corporate purposes. At the Company's option, the revolving credit loans may be maintained as (a) Base Rate Loans which bear interest at the prime rate plus 1% or (b) Eurodollar Loans which bear interest at the Eurodollar Rate plus 2.25%. In February 2000, the applicable margin used to calculate such interest rates was reduced to 0.75% for prime rate loans and 2.0% for Eurodollar Rate loans as the Company met a specified leverage ratio threshold. Terms of the revolver, which matures May 21, 2002, are unchanged from the original credit agreement dated May 1997. The term loan, which matures May 21, 2005, bears interest at a rate of either prime plus 2.0% or the Eurodollar Rate plus 3.25%. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. The amended credit facility is guaranteed by Holdings and a subsidiary of the Company and is secured by a first priority security interest in substantially all the assets of the Company, Holdings and such subsidiary. The amended credit facility contains certain covenants including restrictions against mergers, acquisitions, and disposition of assets, voluntary prepayments of debt, financial covenants and certain other covenants, including restrictions on the amount of dividends that Scotsman can pay to Holdings.

     Subsequent to December 31, 2000, the amended credit facility was further amended to provide for revolver borrowings up to $600 million.

     The Company believes it will have sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations for the next 12 months.

Seasonality

     Although demand from certain of the Company's customers is somewhat seasonal, the Company's operations as a whole are not seasonal to any significant extent.

Inflation

     The Company believes that inflation has not had a material effect on its results of operations. However, an inflationary environment could materially increase interest rates on the Company's floating rate debt. The price of used units sold by the Company and the replacement cost of such units could also increase in such an environment. The Company's standard lease generally provides for annual rental rate escalation at the inflation rate as determined by the Consumer Price Index after the end of the initial lease term. In addition, the Company may seek to limit its exposure to interest rate fluctuations by utilizing certain hedging mechanisms, although it is under no obligation to do so.

Item 8.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Auditors...................................................................................17

Consolidated Balance Sheets as of December 31, 2000 and 1999.....................................................18

Consolidated Statements of Operations for the years ended December 31, 2000,
         1999 and 1998...........................................................................................19

Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2000, 1999 and 1998..................................................................20

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
         1999 and 1998........................................................................................21-22

Notes to Consolidated Financial Statements....................................................................23-37

                    INDEX TO FINANCIAL STATEMENTS SCHEDULES

Schedule II - Valuation and Qualifying Accounts..................................................................59

              All schedules not listed have been omitted either because they are not required or, if required, the required information is included elsewhere in the financial statements or notes thereto.

                        Report of Independent Auditors

Board of Directors
Williams Scotsman, Inc.

We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Baltimore, Maryland
February 2, 2001

                   Williams Scotsman, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                                                                     December 31
                                                                               2000              1999
                                                                        -------------------------------
                                                                                   (In thousands)
Assets
Cash                                                                       $     2,546     $        641
Trade accounts receivable, net of allowance for doubtful
  accounts of $983 in 2000 and $1,058 in 1999                                   53,916           56,989
Prepaid expenses and other current assets                                       20,685           17,484
Rental equipment, net of accumulated depreciation of
  $155,434 in 2000 and $127,154 in 1999                                        799,994          726,924
Property and equipment, net                                                     64,766           54,074
Deferred financing costs, net                                                   15,408           20,339
Goodwill and other intangible assets, net                                      172,218          172,273
Other assets                                                                    16,365           17,740
                                                                        -------------------------------
                                                                           $ 1,145,898     $  1,066,464
                                                                        ===============================
Liabilities and stockholder's equity
Accounts payable and accrued expenses                                      $    54,735     $     52,434
Rents billed in advance                                                         24,757           23,035
Long-term debt                                                                 959,110          915,823
Deferred income taxes                                                          135,317          119,279
                                                                        -------------------------------
       Total liabilities                                                     1,173,919        1,110,571
                                                                        -------------------------------

Stockholder's equity (deficit):
  Common stock, $.01 par value.  Authorized 10,000,000
   shares; issued and outstanding 3,320,000 shares                                  33               33
  Additional paid-in capital                                                   126,567          126,088
  Cumulative foreign currency translation adjustment                              (457)               -
  Retained deficit                                                            (154,164)        (170,228)
                                                                         ------------------------------
Total stockholder's deficit                                                    (28,021)         (44,107)
                                                                         ------------------------------
                                                                           $ 1,145,898     $  1,066,464
                                                                         ==============================

See accompanying notes.

                   Williams Scotsman, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                                           Year ended December 31
                                                                       2000            1999            1998
                                                              ----------------------------------------------
                                                                            (In thousands except
                                                                              per share amounts)
Revenues
Leasing                                                          $    220,547        $201,820       $152,221
Sales:
  New units                                                            73,291          73,001         46,448
  Rental equipment                                                     21,571          22,369         15,530
Delivery and installation                                              79,097          71,245         47,002
Other                                                                  37,640          37,370         25,893
                                                               ---------------------------------------------
       Total revenues                                                 432,146         405,805        287,094
                                                              ----------------------------------------------

Cost of sales and services
Leasing:
  Depreciation and amortization                                        36,720          34,553         27,605
  Other direct leasing costs                                           35,373          30,724         23,580
Sales:
  New units                                                            60,268          60,323         38,349
  Rental equipment                                                     16,305          17,236         11,800
Delivery and installation                                              59,670          52,359         34,919
Other                                                                   6,583           7,421          5,500
                                                              ----------------------------------------------
       Total costs of sales and services                              214,919         202,616        141,753
                                                              ----------------------------------------------
       Gross profit                                                   217,227         203,189        145,341
                                                              ----------------------------------------------

Selling, general and administrative expenses                           76,817          71,425         58,099
Other depreciation and amortization                                    17,474          15,866          9,623
Interest, including amortization of deferred
  financing costs of $4,931, $4,913 and $3,857                         91,860          83,878         65,060
                                                              ----------------------------------------------
       Total operating expenses                                       186,151         171,169        132,782
                                                              ----------------------------------------------


         Income before income taxes                                    31,076          32,020         12,559
Income tax expense                                                     14,957          14,713          8,768
                                                              ----------------------------------------------
         Net income                                              $     16,119        $ 17,307       $  3,791
                                                              ==============================================

Earnings per common share                                        $       4.86     $      5.21      $    1.14
                                                              ==============================================


See accompanying notes.

                          Williams Scotsman, Inc. and Subsidiaries

                 Consolidated Statements of Changes in Stockholder's Equity

                                                                 Additional                          Other
                                           Common Stock          Paid-in        Retained       Comprehensive
                                         Shares     Amount       Capital        Deficit            Income            Total
                                        -----------------------------------------------------------------------------------------
                                                               (In thousands)
Balance at December 31, 1997                3,320       $33         $56,844      $(168,441)     $        -           $(111,564)
Additional capital investment                   -         -          64,620              -               -              64,620
Appreciation in value of stock options          -         -           2,725              -               -               2,725
Dividends to parent--$6.88 per share            -         -               -        (22,830)              -             (22,830)
Net income                                      -         -               -          3,791               -               3,791
                                        --------------------------------------------------------------------------------------
Balance at December 31, 1998                3,320        33         124,189       (187,480)              -             (63,258)
Appreciation in value of stock options          -         -           1,899              -               -               1,899
Dividends to parent--$.02 per share             -         -               -            (55)              -                 (55)
Net income                                      -         -               -         17,307               -              17,307
                                        --------------------------------------------------------------------------------------
Balance at December 31, 1999                3,320        33         126,088       (170,228)              -             (44,107)
Appreciation in value of stock options          -         -             479              -               -                 479
Dividends to parent--$.02 per share             -         -               -            (55)              -                 (55)
Foreign currency translation
   adjustment                                   -         -               -              -            (457)               (457)
Net income                                      -         -               -         16,119               -              16,119
                                        --------------------------------------------------------------------------------------

Balance at December 31, 2000                3,320     $  33       $ 126,567      $(154,164)       $   (457)           $(28,021)
                                        ======================================================================================

See accompanying notes.

                    Williams Scotsman, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                             Year ended December 31
                                                                      2000            1999            1998
                                                                -------------------------------------------------
                                                                                 (In thousands)
Cash flows from operating activities
Net income                                                         $    16,119     $    17,307    $      3,791
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                      59,125          55,332          41,085
     Provision for bad debts                                             3,697           3,756           2,329
     Deferred income tax expense                                        14,703          13,837           8,618
     Non-cash option compensation expense                                  479           1,899           2,725
     Gain on sale of rental equipment                                   (5,266)         (5,133)         (3,730)
     Increase in net trade accounts receivable                            (337)        (18,058)        (10,918)
     Increase (decrease) in accounts payable and accrued
       expenses                                                          1,578           9,249          (1,225)
     Other                                                              (3,121)         (5,851)            943
                                                                ----------------------------------------------
Net cash provided by operating activities                               86,977          72,338          43,618
                                                                ----------------------------------------------

Cash flows from investing activities
Rental equipment additions                                            (122,617)       (115,024)       (119,288)
Proceeds from sales of rental equipment                                 21,571          22,369          15,530
Acquisition of businesses, net of cash acquired                         (8,687)        (36,208)       (272,721)
Purchase of property and equipment, net                                (18,571)        (13,860)        (13,944)
Redemption of certificates of deposit                                        -               -              13
                                                                ----------------------------------------------
Net cash used in investing activities                              $  (128,304)    $  (142,723)   $   (390,410)
                                                                ----------------------------------------------

                   Williams Scotsman, Inc. and Subsidiaries

                                                                              Year ended December 31
                                                                       2000            1999            1998
                                                                 -------------------------------------------------
                                                                                  (In thousands)
Cash flows from financing activities
Proceeds from long-term debt                                       $     493,748   $     483,525    $   608,492
Repayment of long-term debt                                             (450,461)       (413,149)      (296,349)
Increase in deferred financing costs                                           -             (91)        (6,639)
Equity contribution                                                            -               -         64,620
Cash dividends paid                                                          (55)            (55)       (22,830)
                                                                 ----------------------------------------------
Net cash provided by financing activities                                 43,232          70,230        347,294
                                                                 ----------------------------------------------
Net increase (decrease) in cash                                            1,905            (155)           502

Cash at beginning of period                                                  641             796            294
                                                                 ----------------------------------------------
Cash at end of period                                              $       2,546   $         641    $       796
                                                                 ==============================================

Supplemental cash flow information:

   Cash paid (refunds received) for income taxes                   $         196   $         (10)   $       523
                                                                 ==============================================
   Cash paid for interest                                          $      81,653   $      76,920    $    59,904
                                                                 ==============================================

See accompanying notes.

                   Williams Scotsman, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

               (Dollars in thousands, except per share amounts)
                          December 31, 2000 and 1999



1.   Organization and Basis of Presentation

Williams Scotsman, Inc. (the Company) is a wholly owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include two wholly owned subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc., whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full and unconditional, and joint and several subordinated guarantor of the 9.875% senior notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease.

The operations of the Company consist primarily of the leasing and sale of mobile offices and storage products (equipment) and their delivery and installation.

Acquisition of Evergreen Mobile Company

On February 1, 1999, the Company acquired all of the outstanding stock of Evergreen Mobile Company, a privately held Washington corporation (Evergreen), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Evergreen was $36,208, including the repayment of existing indebtedness of Evergreen. The purchase price paid was allocated to the net identifiable assets acquired of $19,686 with the excess of $16,522 representing goodwill and other intangible assets. The purchase price allocation was based upon the estimates of the fair value of the net assets acquired. The acquisition was financed with borrowings under the Company's amended credit facility.

Acquisition of Space Master International, Inc.

On September 1, 1998, the Company acquired all of the outstanding stock of Space Master International, Inc., a privately held Georgia corporation (SMI), in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of SMI was $272,721, including the repayment of existing indebtedness of SMI. The purchase price paid was allocated to the net identifiable assets acquired of $111,568 with the excess of $161,153 representing goodwill and other intangible assets. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. The acquisition was financed in part with additional borrowings under the Company's amended credit facility and in part with equity contributed by Scotsman Holdings, Inc.

                   Williams Scotsman, Inc. and Subsidiaries

     1.   Organization and Basis of Presentation (continued)

Acquisition of Space Master International, Inc. (continued)

The pro forma unaudited results of operations for the year ended December 31, 1998, assuming consummation of the acquisition as of January 1, 1998 is as follows:

          Total revenue                                      $  345,609
          Net income                                         $    3,204
          Net income per basic share                         $      .96

Recapitalization

Pursuant to a recapitalization agreement, on May 22, 1997, Holdings (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293,777 in cash and approximately $21,834 in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135,000 in cash. Such amounts have not been restated for the three-for-one stock split granted by Holdings in December 1997. In related transactions, Holdings and the Company purchased or repaid all of the outstanding indebtedness. In conjunction with the debt extinguishment, the Company recognized an extraordinary loss of $13,719.

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

(b)  Leasing Operations

     Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 12 months at December 31, 2000. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life of 10 to 20 years and an estimated residual value of 50%.

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

(d)  Property and Equipment

     Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. Maintenance and repairs are charged to expense as incurred.

                   Williams Scotsman, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

(e)  Goodwill and Other Intangible Assets

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight-line basis over 20 to 40 years. Other identifiable intangibles acquired of $4,433 include assembled workforce, covenant not to compete and customer base which are being amortized on a straight line basis over periods of 21 to 228 months. As of December 31, 2000, 1999 and 1998, accumulated amortization of goodwill and other intangible assets was $11,932, $6,817, and $1,600, respectively.

     On a periodic basis, the Company evaluates the carrying value of its intangible assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined by the undiscounted cash flow of the entity acquired over the remaining amortization period, the Company's carrying value of intangible assets is reduced by the estimated shortfall of cash flows, on a discounted basis.

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

(g)  Earnings Per Share

     Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 2000, 1999 and 1998.

                   Williams Scotsman, Inc. and Subsidiaries

2. Summary of Significant Accounting Policies (continued)

(h)  Revenue Recognition

     The Company's current revenue recognition policy is to recognize rental income ratably over the month on a daily basis. Billings for periods extending beyond the month end are recorded as deferred income. Sales revenue is recognized at the time the units are delivered, with the exception of long-term construction-type sales contracts for which revenue is recognized under the percentage of completion method. Under this method, income is recognized based on the incurred costs to date compared to estimated total costs. All other revenue is recognized when related services have been performed.

(i)  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

3. Property and Equipment

Property and equipment consist of the following:

                                                           December 31
                                                      2000            1999
                                                   --------------------------

Land                                               $  13,089        $   9,562
Buildings and improvements                            28,464           24,369
Furniture and equipment                               47,106           36,406
                                                   --------------------------
                                                      88,659           70,337
Less accumulated depreciation                         23,893           16,263
                                                   --------------------------
Net property and equipment                         $  64,766        $  54,074
                                                   ==========================

                   Williams Scotsman, Inc. and Subsidiaries

4. Long-Term Debt

Long-term debt consists of the following:

                                                             December 31
                                                         2000            1999
                                                       -------------------------

Borrowings under revolving credit facility             $  500,460     $  456,573
Term loan                                                  58,650         59,250
9.875% senior notes                                       400,000        400,000
                                                       -------------------------
                                                       $  959,110     $  915,823
                                                       =========================

In connection with the acquisition of SMI, the loan agreement for the credit facility was amended to provide for a $540,000 revolving credit facility maturing May 21, 2002 and a $60,000 term loan maturing May 21, 2005. Availability under the revolver is based upon a borrowing base calculation, which was amended effective September 15, 1999, and was $37,712 at December 31, 2000. Interest is payable at a rate of either prime plus 1.0% or the Eurodollar rate plus 2.25%. In February 2000, these rates were decreased to prime plus 0.75% and the Eurodollar Rate plus 2.0% as a result of the Company meeting a specified leverage ratio threshold. The weighted average interest rates of the revolver under the credit agreement were 8.85% and 8.33% at December 31, 2000 and 1999, respectively. Principal payments due on the term loan are equal to 1% per year for the first four years, with equal quarterly installments thereafter. Interest on the term loan is payable at a rate of either prime plus 2.0% or the Eurodollar rate plus 3.25%. The weighted average interest rates of the term loan under the credit agreement were 10.06% and 9.38% at December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, this credit facility was further amended to provide for revolver borrowings up to $600,000.

Borrowings under the credit facility are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, including restrictions on the amount of dividends that Scotsman can pay to Holdings, the credit facility loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage and fleet utilization levels.

The 9.875% senior notes are due June 1, 2007 with interest payable semi-annually on June 1 and December 1 of each year. On or after June 1, 2002, the notes are redeemable at the option of the Company, at redemption prices of 104.938% and 102.469% during the 12-month periods beginning June 1, 2002 and 2003, respectively, and 100% thereafter. Upon the occurrence of a change of control, the notes may be redeemed as a whole at the option of the Company at a redemption price of 100% plus the applicable premium as defined in the agreement.

                   Williams Scotsman, Inc. and Subsidiaries

4. Long-Term Debt (continued)

The notes are general unsecured obligations of the Company and are subordinated in right of payment to all secured indebtedness. Additionally, the notes are guaranteed by Willscot, the Company's wholly owned subsidiary. Such guaranty is full and unconditional, and joint and several. The note agreement limits or restricts the Company's ability to incur additional indebtedness; make distributions of capital in an amount not to exceed 50% of accumulated earnings, excluding the recapitalization-related distribution; dispose of property; incur liens on property; pay dividends to Holdings; and merge with or acquire other companies.

At December 31, 2000 and 1999, the fair value of long-term debt was approximately $883,110 and $895,823, respectively, based on the quoted market price of the senior notes and the book value of the credit facility, which are adjustable rate notes.

Letter of credit obligations at December 31, 2000 were $1,828.


5. Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                                                            December 31
                                                                                       2000            1999
                                                                                     ------------------------
Deferred tax liabilities:
   Cost basis in excess of tax basis of assets and accelerated tax depreciation:

        Rental equipment                                                              $ 220,502     $ 181,786
        Property and equipment                                                            1,074         1,074
        Other                                                                             2,631         2,552
                                                                                     ------------------------
           Total deferred tax liabilities                                               224,207       185,412
                                                                                     ------------------------
Deferred tax assets:
   Allowance for doubtful accounts                                                          390           408
   Rents billed in advance                                                               10,127         9,279
   Net operating loss carryovers                                                         74,743        51,671
   Alternative minimum tax credit carryovers                                              1,759         1,759
   Investment tax credit carryovers                                                           -           860
   Other                                                                                  5,271         5,556
                                                                                     ------------------------
                                                                                         92,290        69,533
   Less:  valuation allowance                                                            (3,400)       (3,400)
                                                                                     ------------------------
           Total deferred tax assets                                                     88,890        66,133
                                                                                     ------------------------
Net deferred tax liabilities                                                          $ 135,317     $ 119,279
                                                                                     ========================

                   Williams Scotsman, Inc. and Subsidiaries

5.  Income Taxes (continued)

At December 31, 2000, the Company had net operating loss carryovers available for federal income tax purposes of $184,951 (net of related valuation allowance), of which $80,186 (net of related valuation allowance) relates to pre-recapitalization loss carryovers that are subject to certain limitations under the Internal Revenue Code. These net operating loss carryovers expire at various dates from 2003 to 2020. Also, alternative minimum tax credit carryovers of approximately $1,759 are available without expiration limitations. An investment credit carryover of approximately $860 expired on December 31, 2000. During 1998, the Company recorded a charge to income tax expense of $3,400, relating to the establishment of a deferred tax asset valuation allowance as a result of a change in management's tax planning strategies associated with the recoverability of certain net operating loss carryovers.

Income tax expense consists of the following:

                                                                         Years ended December 31
                                                                      2000          1999          1998
                                                              -------------------------------------------
Current                                                            $    254     $    876      $   150
Deferred                                                             14,703       13,837        8,618
                                                              -------------------------------------------
                                                                   $ 14,957     $ 14,713      $ 8,768
                                                              ===========================================

Federal                                                            $ 12,644     $ 12,615      $ 7,518
State                                                                 2,313        2,098        1,250
                                                              -------------------------------------------
                                                                   $ 14,957     $ 14,713      $ 8,768
                                                              ===========================================

The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:

                                                                           Years ended December 31
                                                                       2000         1999          1998
                                                                -------------------------------------------
Income tax at statutory rate                                       $  10,876       $11,207       $4,396
State income taxes, net of federal tax benefit                         1,503         1,144          449
Amortization of goodwill and other intangible assets                   1,702         1,838          567
Increase in valuation allowance                                            -             -        3,400
Other                                                                    876           524          (44)
                                                                -------------------------------------------
                                                                   $  14,957       $14,713       $8,768
                                                                ===========================================

                    Williams Scotsman, Inc. and Subsidiaries

6.  Commitments

The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 2000 approximate future minimum rental payments are as follows:

         2001                                                        $ 7,657
         2002                                                          6,199
         2003                                                          4,282
         2004                                                          3,197
         2005                                                          2,667
         Thereafter                                                    3,568
                                                                     -------

         Total minimum future lease payments                         $27,570
                                                                     =======

Rent expense was $9,839 in 2000, $8,817 in 1999, and $6,708 in 1998.

7.  Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute the lesser of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,500 in 2000). All amounts deferred under this salary reduction feature are fully vested.

The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant. Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $477 in 2000, $395 in 1999, and $329 in 1998. No contributions have been made by the Company under the profit-sharing feature.

                   Williams Scotsman, Inc. and Subsidiaries

7.  Employee Benefit Plans (continued)

The Company has adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2000, the total amount deferred under this plan, including earnings, was $1,715.

Holdings adopted a stock option plan for certain key employees of the Company. The plan was subsequently amended and restated in 1998 (the "Amended and Restated 1997 Employee Stock Option Plan"). Under the plan, up to 479,500 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest based on the Company meeting certain financial goals over the same five periods. All options expire 10 years from the date of grant. The Company is accounting for the options using the variable plan accounting. Under this plan, 46,100 and 29,800 options were granted in 2000 and 1999, respectively. For those options in which both the grant date and the measurement date were known, the Company recognized compensation expense in the amount of $479, $1,899 and $2,725 in 2000, 1999, and 1998, respectively.

Prior to the Recapitalization, the Company had adopted a stock option plan for certain key employees ("1994 Employee Stock Option Plan"). The options were granted with an exercise price equal to the fair value of the shares as of the date of grant. All options outstanding under this plan became fully vested in conjunction with the recapitalization.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 2000, 1999 and 1998: risk-free interest rate of 6.3%, 5.6%, and 5.5%, respectively; weighted average expected life of the options of 5 years; and no dividends.

                    Williams Scotsman, Inc. and Subsidiaries

7.  Employee Benefit Plans (continued)

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                                           2000               1999               1998
                                                     -------------------------------------------------------
Pro forma net income                                     $ 15,482           $ 16,946             $3,178
Pro forma earnings per share                             $   4.66           $   5.10             $ 0.96

A summary of stock option activity and related information for the years ended December 31 follows. Amounts have been restated for the three-for-one stock split granted by Holdings in December 1997:

                                            2000                      1999                    1998
                                  ----------------------------------------------------------------------------
                                                  Weighted                Weighted                 Weighted
                                                   Average                 Average                  Average
                                                  Exercise                Exercise                 Exercise
                                     Options        Price     Options       Price       Options      Price
                                  ----------------------------------------------------------------------------
Beginning balance                   1,107,840      $22.68    1,099,640      $22.12       998,790     $19.14
Granted                                46,100       50.67       29,800       50.67       112,550      44.12
Canceled                                    -           -            -           -             -          -
Forfeited                             (33,400)      31.77      (21,600)     (32.07)      (11,700)    (21.01)
                                  ----------------------------------------------------------------------------
Ending balance                      1,120,540       23.56    1,107,840       22.68     1,099,640     $22.12

Exercisable at end of year            871,030       18.54      950,165       19.94       949,525     $19.64

Weighted average minimum value
   of options granted during
   year                                            $19.45                   $12.08                   $10.36

Exercise prices for options outstanding as of December 31, 2000 range from $4.59 to $50.67. The weighted-average remaining contractual life of those options is
6.31 years.

                   Williams Scotsman, Inc. and Subsidiaries

8.  Supplemental Condensed Consolidating Financial Information

The 9.875% senior notes issued by the Company are guaranteed by its wholly owned subsidiary, Willscot, which acts as a full and unconditional, and joint and several subordinated guarantor of the notes. See Note 1 for a description of the operations of this subsidiary. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. The following summarizes condensed consolidating financial information for the Company (Parent) and Willscot (Guarantor Subsidiary).


                                                                 As of December 31, 2000
                                             ---------------------------------------------------------------
                                                               Guarantor
                                                   Parent      Subsidiary    Eliminations     Consolidated
                                             ---------------- ------------- --------------- -----------------
Balance Sheet
 Assets:
    Rental equipment, at cost                    $    263,768   $  691,660    $        -     $   955,428
    Less accumulated depreciation                      57,390       98,044                       155,434
                                                 ------------   ----------    ----------     -----------
    Net rental equipment                              206,378      593,616             -         799,994

    Property and equipment, net                        64,766                                     64,766
    Investment in Willscot                            293,837                   (293,837)              -
    Other assets                                      577,832        4,057      (300,751)        281,138
                                                 ------------   ----------    ----------     -----------

Total assets                                     $  1,142,813   $  597,673    $ (594,588)    $ 1,145,898
                                                 ============   ==========    ==========     ===========

 Liabilities:
     Accounts payable and accrued expenses       $    51,650    $    3,085    $        -     $    54,735

    Long-term debt                                    959,110                                    959,110
    Other liabilities                                 160,074      300,751      (300,751)        160,074
                                                 ------------   ----------    ----------     -----------
    Total liabilities                               1,170,834      303,836      (300,751)      1,173,919
                                                 ------------   ----------    ----------     -----------
 Equity (deficit):                                    (28,021)     293,837      (293,837)        (28,021)
                                                 ------------   ----------    ----------     -----------
 Total liabilities and stockholder's equity
(deficit):                                       $  1,142,813   $  597,673    $ (594,588)    $ 1,145,898
                                                 ============   ==========    ==========     ===========

                    Williams Scotsman, Inc. and Subsidiaries

8.  Supplemental Condensed Consolidating Financial Information (continued)



                                                                     As of December 31, 1999
                                                 --------------------------------------------------------------
                                                               Guarantor
                                                   Parent      Subsidiary   Eliminations      Consolidated
                                                 ------------ ------------- --------------- -----------------
Balance Sheet
 Assets:
    Rental equipment, at cost                     $   231,552    $ 622,526    $        -     $   854,078
    Less accumulated depreciation                      49,100       78,054             -         127,154
                                                 ------------ ------------  ------------    ------------
    Net rental equipment                              182,452      544,472             -         726,924

    Property and equipment, net                        54,074                                     54,074
    Investment in Willscot                            293,837                   (293,837)              -
    Other assets                                      531,039        4,894      (250,467)        285,466
                                                 ------------ ------------  ------------    ------------
Total assets                                      $ 1,061,402    $ 549,366    $ (544,304)    $ 1,066,464
                                                 ============ ============  ============    ============

 Liabilities:
    Accounts payable and accrued expenses         $    47,372    $   5,062    $        -      $   52,434
    Long-term debt                                    915,823                                    915,823
    Other liabilities                                 142,314      250,467      (250,467)        142,314
                                                 ------------ ------------  ------------    ------------
    Total liabilities                               1,105,509      255,529      (250,467)      1,110,571
                                                 ------------ ------------  ------------    ------------

 Equity (deficit):                                    (44,107)     293,837      (293,837)        (44,107)
                                                 ------------ ------------  ------------    ------------
Total liabilities and stockholder's equity
(deficit):                                        $ 1,061,402    $ 549,366     $(544,304)     $1,066,464
                                                 ============ ============  ============    ============



                                                          For the Year Ended December 31, 2000
                                                 ------------------------------------------------------------
                                                               Guarantor
                                                    Parent     Subsidiary    Eliminations     Consolidated
                                                 ------------ ------------- --------------- -----------------
Results of Operations
Total revenues                                      $381,430     $ 66,190      $(15,474)         $432,146

Gross profit                                         173,751       43,476            --           217,227

Other expenses                                       158,149       43,476       (15,474)          186,151

Net income                                          $ 16,119     $     --      $     --          $ 16,119

                    Williams Scotsman, Inc. and Subsidiaries

8.  Supplemental Condensed Consolidating Financial Information (continued)


                                                         For the Year Ended December 31, 1999
                                               -------------------------------------------------------------
                                                              Guarantor
                                                  Parent      Subsidiary    Eliminations     Consolidated
                                               ------------- ------------- --------------- -----------------
Results of Operations
Total revenues                                    $362,123      $ 60,476       $(16,794)        $405,805


Gross profit                                       162,788        40,401             --          203,189

Other expenses                                     147,562        40,401        (16,794)         171,169

Net income                                        $ 17,307      $     --       $     --         $ 17,307


                                                         For the Year Ended December 31, 1998
                                             --------------------------------------------------------------
                                                              Guarantor
                                                  Parent      Subsidiary    Eliminations     Consolidated
                                               ------------- ------------- --------------- -----------------
Results of Operations
Total revenues                                     $266,477       $ 41,717       $(21,100)         $287,094

Gross profit                                        117,936         27,405             --           145,341

Other expenses                                      126,477         27,405        (21,100)          132,782

Net income                                         $  3,791       $     --       $     --          $  3,791


                                                         For the Year Ended December 31, 2000
                                             --------------------------------------------------------------
                                                              Guarantor
                                                  Parent      Subsidiary    Eliminations     Consolidated
                                               ------------- ------------- --------------- -----------------
Cash Flows
Cash provided by operating activities             $  65,403      $  21,574     $      --         $  86,977


Cash used in investing activities                   (56,446)       (71,858)           --          (128,304)

Cash (used in) provided by financing
      activities                                     (7,052)        50,284                          43,232
                                                  ---------      ---------     ---------         ---------

Net change in cash                                    1,905             --                           1,905
Cash at beginning of period                             641             --                             641
                                                  ---------      ---------     ---------         ---------

 Cash at end of period                            $   2,546      $      --     $      --         $   2,546
                                                  =========      =========     =========         =========

                    Williams Scotsman, Inc. and Subsidiaries

                                                         For the Year Ended December 31, 1999
                                               -----------------------------------------------------------
                                                              Guarantor
                                                  Parent      Subsidiary    Eliminations     Consolidated
                                               -----------------------------------------------------------
Cash Flows
    Cash provided by operating activities        $   50,291    $  22,047      $       -       $     72,338
    Cash used in investing activities               (61,417)     (81,306)             -           (142,723)
    Cash provided by financing activities            10,971       59,259              -             70,230
                                               -----------------------------------------------------------

    Net change in cash                                 (155)           -              -               (155)
    Cash at beginning of period                         796            -              -                796
                                               -----------------------------------------------------------

    Cash at end of period                        $      641    $       -      $       -       $        641
                                               ===========================================================

                                                         For the Year Ended December 31, 1998
                                               -----------------------------------------------------------
                                                              Guarantor
                                                  Parent      Subsidiary    Eliminations     Consolidated
                                               -----------------------------------------------------------
Cash Flows
    Cash provided by operating activities        $   29,638    $  13,980      $       -       $     43,618
    Cash used in investing activities              (185,222)    (205,188)             -           (390,410)
    Cash provided by financing activities           156,086      191,208              -            347,294
                                               -----------------------------------------------------------
    Net change in cash                                  502            -              -                502
    Cash at beginning of period                         294            -              -                294
                                               -----------------------------------------------------------

    Cash at end of period                        $      796     $      -      $       -       $        796
                                               ===========================================================

9.  Related Party Transactions

During 2000 and 1999, the Company paid dividends of $55 to Holdings primarily to fund normal operating expenses. In 1998, the Company paid dividends of $22,830 to Holdings primarily to facilitate Holdings repaying a promissory note including accrued interest, which arose in connection with the recapitalization agreement. The Company obtained additional borrowings under its credit facility to fund the dividends.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Officers

         The Company's directors and executive officers are as follows:

Name                                     Age                   Position
----                                     ---                   --------
Barry P. Gossett.......................  60     Director and Chairman Emeritus of the Board
Gerard E. Holthaus.....................  51     President and Chief Executive Officer; Director and
                                                Chairman of the Board
James N. Alexander.....................  41     Director
Daniel L. Doctoroff....................  42     Director
Michael F. Finley......................  38     Director
Brian Kwait............................  39     Director
James L. Singleton.....................  45     Director
David P. Spalding......................  46     Director
J. Collier Beall.......................  53     Senior Vice President and Southern Division Manager
Joseph F. Donegan......................  50     Senior Vice President and Northern Division Manager
Gerard E. Keefe........................  44     Senior Vice President and Chief Financial Officer
William G. Gessner.....................  42     Vice President-Operations and Information Services
Katherine K. Giannelli.................  40     Vice President-Management Information
Robert W. Hansen.......................  44     Vice President and Western Regional Manager
William C. LeBuhn......................  38     Vice President-Marketing and Human Resources
John B. Ross...........................  51     Vice President and Corporate Counsel
William J. Wyatt.......................  61     Vice President-Marketing and Sales Support

________

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

         Mr. Gossett is Chairman Emeritus of the Board. He is currently a partner in Pascal Turner Partners, a real estate investment firm. He formerly served as Chairman of the Board from October 1995 to April 1999 and Chief Executive Officer of the Company from October 1995 to April 1997. Prior to this, he served as President and Chief Executive Officer of the Company from 1990 to October 1995. Mr. Gossett has been a director and employee of the Company or its predecessor for over thirty years. Before joining the Company, Mr. Gossett was a partner at Buchanan and Company, a Washington, D.C. accounting firm. Mr. Gossett was one of the founders of the Modular Building Institute, an industry trade group which represents member companies. Mr. Gossett also serves on the Board of Directors of Nanofab Inc., DeCorp Inc. and several charitable and educational institutions.

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

         Mr. Doctoroff was elected as a director of the Company in May 1997. Mr. Doctoroff has been a Managing Partner of Oak Hill Capital Management, Inc., which provides investment advisory services to Oak Hill Capital Partners, L.P., since February 1999. Mr. Doctoroff has been a Vice President of Keystone since October 1992, a Managing Director of Oak Hill Partners, Inc. and its predecessor, which provides investment advisory services to Acadia Partners, L.P., since August 1987, Vice President and Director of Acadia MGP, Inc., a corporate general partner of Acadia since March 1992, and a managing partner of Insurance Partners Advisors, L.P., which provides investment advisory services to Insurance Partners, L.P., since February 1994. Mr. Doctoroff is also a director of Meristar Hotels & Resorts, Inc. and Meristar Hospitality Corp.

         Mr. Finley was elected as a director of the Company in May 1997. Mr. Finley has been a Managing Director of Cypress since 1998 and has been a member of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc.

         Mr. Kwait was elected as a director of the Company in September 1998 and also served in that capacity from December 1993 through May 1997. Mr. Kwait is a Member and Managing Principal of Odyssey Investment Partners, LLC since April 1997 and was a Principal of Odyssey Partners, LP from August 1989 to March 1997. Mr. Kwait is also a director of Velocita Corp. and IWO Holdings, Inc.

         Mr. Singleton was elected as a director of the Company in May 1997. Mr. Singleton has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Singleton is also a director of Cinemark USA, Inc., ClubCorp, Inc., Danka Business Systems PLC, Genesis Health Ventures, Inc., HomeRuns. Com, Inc., L.P. Thebault Company and WESCO International, Inc.

         Mr. Spalding was elected as a director of the Company in May 1997. Mr. Spalding has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Spalding is also a director of AMTROL Inc., Frank's Nursery & Crafts, and Lear Corporation.

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

         Mr. Keefe has been Senior Vice President and Chief Financial Officer of the Company since April 1997. He formerly served as Vice President, Fleet and Finance with responsibilities including overall fleet management and purchasing, treasury functions, planning and budgeting from February 1995 to April 1997. Prior to joining the Company, Mr. Keefe was with The Ryland Group, a national homebuilder, from 1993 to 1995. From 1991 to 1993, he was a management consultant serving the manufacturing, distribution and financial services industries, and from 1977 to 1991, he was with Ernst & Young, (Baltimore), most recently as a Senior Manager.

         Mr. Gessner served as Director of Information Services when he joined the Company in July 1996. He was Vice President of Information Services from November 1998 until September 2000 when his role expanded to Vice President of Operations and Information Services. Mr. Gessner's responsibilities include overall management of the Company's operations as well as business information systems and technology initiatives. Prior to joining the Company, Mr. Gessner was Director of Corporate Information Systems at ARINC, Incorporated, an engineering services and telecommunications company in Annapolis, Maryland, from 1988 to 1996.

         Ms. Giannelli has been Vice President of Management Information since December, 1999. Her responsibilities are primarily the development and dissemination of key business information to Company management. For the nine years prior to her holding her current position,, she was the Controller of the Company. Prior to joining the Company, Ms. Giannelli was a Senior Manager of KPMG Peat Marwick in Baltimore, Maryland where she had been employed from 1982 to 1990.

         Mr. Hansen has been Vice President and Regional Manager with responsibility for Sales and Operations on the west coast since 1994. His duties include attainment of branch profitability, fleet management, development of personnel and implementation of corporate policy in his region. Prior to joining the Company in 1983, Mr. Hansen was General Manager of Duracite Mfg., a cabinetwork and construction firm in the San Francisco Bay Area.

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

Item 11.

Executive Compensation

                          Summary Compensation Table

         The following table sets forth certain information concerning the compensation paid or accrued for the last three completed fiscal years of the five highest paid officers of the Company (the "Named Executive Officers") who received total compensation in excess of $100,000 during 2000.

                                                                                                  Long Term
                                                                                                 Compensation
                                                                                                    Awards
                                                                                                    ------
                                                                                 Annual           Securities       All Other
                                                                              Compensation        Underlying     Compensation
                                                                              ------------
                                                                Year        Salary     Bonus      Options(1)         $ (2)
                                                                ----        ------     -----      ----------     ------------
Gerard E. Holthaus
President and Chief Executive Officer.......................    2000       $413,600  $103,500           --          $9,433
                                                                1999        371,292   112,500           --           9,183
                                                                1998        274,213   105,000       25,000           8,986

Joseph F. Donegan
Senior Vice President and Northern Division Manager.........    2000        260,609    33,750           --           4,625
                                                                1999        247,387    36,000           --           4,149
                                                                1998        199,064    30,000        7,000           3,346

J. Collier Beall
Senior Vice President and Southern Division Manager.........    2000        258,837    33,750           --           2,637
                                                                1999        244,432    36,000           --           2,270
                                                                1998        216,502    30,000        7,000           3,481

Gerard E. Keefe
Senior Vice President and Chief Financial Officer...........    2000        159,675    40,500           --           4,125
                                                                1999        149,387    45,000           --           3,825
                                                                1998        132,314    40,000        7,000           3,425

Robert W. Hansen
Vice President and Regional Manager.........................    2000        154,447    10,800           --           2,375
                                                                1999        143,880    15,300           --           2,305
                                                                1998        147,580    16,000        2,500           2,240

(1) Represents options granted to purchase shares of Holdings pursuant to the 1997 Plan for options granted in 1998 and the 1997 and 1994 Plans for options granted in 1997.

(2) Represents employer match under the 401(k) plan and a disability insurance premium for Mr. Holthaus of $4,058, $4,058 and $3,861 in 2000, 1999 and 1998, respectively.

              Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year-End Option Values



The following table contains information covering the number and value of unexercised stock options held by the Named Executive Officers at the end of the fiscal year.

                                               Number of Securities
                                              Underlying Unexercised                      Value of Unexercised
                                                    Options at                            In-the-Money Options
                                                Fiscal Year End (1)                       At Fiscal Year End ($)
Name                                       Exercisable/Unexercisable (2)               Exercisable/Unexercisable(3)
-----------------------                    -----------------------------               ----------------------------
Gerard E. Holthaus....................           245,290 / 49,200                          8,402,747 / 1,030,919

Joseph F. Donegan ....................            90,700 / 18,200                            3,069,574 / 381,356

J. Collier Beall......................            89,650 / 18,200                            3,020,367 / 381,356

Gerard E. Keefe.......................            78,700 / 16,200                            2,599,970 / 339,449

Robert W. Hansen......................             42,850 / 5,500                            1,544,587 / 115,245



_____________

(1)    No options were exercised by the Named Executive Officers during fiscal
       2000.
(2) For options granted under the 1997 Plan, 50% vest ratably over five years and 50% vest ratably based on the Company meeting certain financial targets over the same five periods. All other options became fully vested in conjunction with the Recapitalization.
(3)    Based on the estimated fair market value at December 31, 2000.

Scotsman Holdings, Inc. 1994 Employee Stock Option Plan

         In March 1995, a stock option plan was adopted for certain key employees. All options outstanding under this plan became fully vested in conjunction with the Recapitalization. The options are exercisable for a period of 10 years from date of grant.

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan

         In December 1997, a stock option plan was adopted for certain key employees, which was amended and restated in December 1998. Under the plan, up to 479,500 options to purchase Holdings' common stock may be granted. In 2000, 46,100 options were granted under this plan at an offer price of $50.67 per share. Fifty percent of the options granted vest ratably over five years and fifty percent vest ratably based on the Company meeting certain financial targets over the same five periods. All options expire 10 years from the date of grant.

401(k)/Defined Contribution Plan

         On May 1, 1993, the Company adopted a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Each employee of the Company who completes 90 days of service with the Company is eligible to participate in the salary reduction feature of the 401(k) Plan. The 401(k) Plan permits participants to contribute the lesser of (i) 15% of their annual compensation from the Company or (ii) the dollar limit described in Section 402(g) of the Code ($10,500 in 2000). All amounts deferred by a participant under the 401(k) Plan's salary reduction feature by a participant are fully vested.

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

         In 2000, the Company made matching contributions to the 401(k) Plan participants in an aggregate amount of $477,283.

Deferred Compensation Plan for Executives

         During 1997, the Company adopted a deferred compensation plan for executives (the "Plan") which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974. The Plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2000, the total amount deferred under this Plan, including earnings, was $1,714,740.

Compensation Committee Interlocks and Insider Participation

         During 2000, the Compensation Committee was comprised of two outside directors: Daniel L. Doctoroff and David P. Spalding. No member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.

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

                                                                      Shares of
Name                                                                Common Stock                      Percentage
----                                                                ------------                      ----------
Cypress Merchant Banking Partners L.P.(1)(2)(3)
     c/o The Cypress Group L.L.C.
     65 East 55th Street
         New York, NY 10022         .............................     2,431,523                         39.24%

Cypress Offshore Partners L.P.(1)(2)(3)
     Bank of Bermuda (Cayman) Limited
     P.O. Box 513 G.T.
     Third Floor
     British American Tower
     George Town, Grand Cayman
     Cayman Islands, B.W.I.......................................       125,939                           2.03

Scotsman Partners, L.P.(2)(3)(4)
     201 Main Street
     Fort Worth, TX 76102  ......................................     2,557,462                          41.27

Odyssey Investment Partners Fund, LP(3)(5)
     280 Park Avenue
     New York, NY 10017    ......................................       716,536                          11.56

James N. Alexander(6)      ......................................           ---                            ---
Daniel L. Doctoroff(6)     ......................................           ---                            ---
Michael F. Finley(7)       ......................................           ---                            ---
Brian Kwait(8)...................................................           ---                            ---
James L. Singleton(7)............................................           ---                            ---
David P. Spalding(7).............................................           ---                            ---
Barry P. Gossett (3)(9)..........................................       124,407                           2.01
Gerard E. Holthaus (10)(11)(12)..................................       283,390                           4.40
Joseph F. Donegan (10)(11)(12)...................................        93,250                           1.48
J. Collier Beall (10)(11)(12)....................................        95,200                           1.51
Gerard E. Keefe(10)(11)(12)......................................        80,200                           1.28
Robert W. Hansen (10)(11)(12)....................................        49,000                           0.79

All executive officers and directors as a group..................       932,422                          13.44

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

(6)    Such person's address is c/o Scotsman Partners, L.P.

(7)    Such person's address is c/o Cypress Merchant Banking Partners L.P.

(8)    Such person's address is c/o Odyssey Investment Partners Fund, LP.

(9) Such person's address is c/o Pascal-Turner Partners, 3300 Eastern Boulevard, Baltimore, Maryland 21220-2825.

(10) Such person's address is the address of the Company's principal executive offices.

(11) Each member of management is a party to the Stockholders' Agreement whereby he or she has agreed to limit the transferability of his or her shares. See "Certain Relationships and Related Transactions-- Stockholders' Agreement."

(12)   Includes 245,290, 89,650, 90,700, 78,700, 42,850, and 741,490 shares held as options by Messrs. Holthaus, Donegan, Beall, Keefe and Hansen and all executive officers as a group, respectively, which are exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

The Recapitalization

      Holdings, the Odyssey Investor Group, certain other existing stockholders of Holdings, certain partnerships affiliated with The Cypress Group L.L.C. and Scotsman Partners, L.P. are parties to a Recapitalization Agreement dated April 11, 1997 pursuant to which the Recapitalization occurred. See
"Recapitalization".

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


Investor Stockholders Agreement

         On May 22, 1997, Holdings, certain partnerships affiliated with The Cypress Group, L.L.C. (the "Cypress Stockholders") and Scotsman Partners, L.P. (collectively, including their permitted transferees, the "Investor Stockholders") and the Odyssey Investor Group, Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders (together with their permitted transferees and the Investor Stockholders, the "Stockholders") entered into an investor stockholders agreement, which was subsequently amended on September 1, 1998 (the "Investor Stockholders Agreement").

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

Employment Arrangement

         During 2000, Mr. Gossett was engaged by the Company to assist with mergers and acquisitions, real estate project management, strategic initiatives and other general business services. As compensation for these services, Mr. Gossett received $120,000 for the year ended December 31, 2000. Mr. Gossett currently serves as Chairman Emeritus of the Company's Board of Directors.

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a)    Financial Statements and Financial Statement Schedules (1) and
              (2). See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.

       (b)    Reports on Form 8-K filed in the fourth quarter of 2000.

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
                       September 15, 1999. (Incorporated by reference to Exhibit
                       10.9 to the Company's 1999 3Q 10-Q).

         10.10 -- Third Amendment to Credit Agreement dated as of January 26, 2001. (Incorporated by Reference to Exhibit 99.1 of the Company's Form 8-K dated February 12, 2001).

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

                                            WILLIAMS SCOTSMAN, INC.

                                            By: /s/ Gerard E. Keefe
                                               -------------------------------
                                               Gerard E. Keefe
                                               Senior Vice President and
                                               Chief Financial Officer

Dated:  March 30, 2001

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

         Name                       Capacity                                    Date
         ----                       --------                                    ----
/s/ Gerard E. Holthaus              Chairman, President, Chief                  March 30, 2001
--------------------------
Gerard E. Holthaus                  Executive Officer and Director

/s/ Gerard E. Keefe                 Senior Vice President and                   March 30, 2001
--------------------------
Gerard E. Keefe                     Chief Financial Officer

/s/ Glenn A. Schultz                Controller                                  March 30, 2001
--------------------------
Glenn A. Schultz

/s/ Barry P. Gossett                Chairman Emeritus of the                    March 30, 2001
--------------------------
Barry P. Gossett                    Board

/s/ James N. Alexander              Director                                    March 30, 2001
--------------------------
James N. Alexander

/s/ Daniel L. Doctoroff             Director                                    March 30, 2001
--------------------------
Daniel L. Doctoroff

/s/ Michael F. Finley               Director                                    March 30, 2001
--------------------------
Michael F. Finley

/s/ Brian Kwait                     Director                                    March 30, 2001
--------------------------
Brian Kwait

/s/ James L. Singleton              Director                                    March 30, 2001
--------------------------
James L. Singleton

/s/ David P. Spalding               Director                                    March 30, 2001
--------------------------
David P. Spalding

                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts

                                                                        Year ended December 31,
                                                                ---------------------------------------
                                                                2000              1999             1998
                                                                ----              ----             ----
                                                                            (In thousands)
Allowance for Doubtful Accounts:
     Balance at beginning of the period                         $ 1,058          $   839         $   253
     Provision charged to expense                                 3,697            3,756           2,329
     Acquired allowance                                               -              115           1,262
     Accounts receivable written-off, net
        of recoveries                                            (3,772)          (3,652)         (3,005)
                                                                 -------         --------        -------

     Balance at end of the period                               $   983          $ 1,058         $   839
                                                                =======          =======         =======