Form 10-Q
period 2001-03-31
WILLIAMS SCOTSMAN INC
filed 2001-05-14
CIK 869231

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q


        (Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X]           THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001

                                      OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                           ----------   ----------

                      Commission File Number:  033-68444

                            WILLIAMS SCOTSMAN, INC.
            (Exact name of Registrant as specified in its Charter)


                 Maryland                                  52-0665775
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

         8211 Town Center Drive                               21236
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

     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of May 8, 2001, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            WILLIAMS SCOTSMAN, INC.

                                     INDEX

                                   FORM 10-Q


PART I  -  FINANCIAL INFORMATION                               Page
                                                               ----

     Item 1.  Financial Statements


     Consolidated Balance Sheets at March 31, 2001
       and December 31, 2000                                     1

     Consolidated Statements of Operations for the three
       months ended March 31, 2001 and 2000                      2

     Consolidated Statements of Cash Flows for the three
       months ended March 31, 2001 and 2000                      3

     Notes to Consolidated Financial Statements                  5

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations    9



PART II  -  OTHER  INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                  12

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                    WILLIAMS SCOTSMAN, INC.  AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                             March 31,
                                                                2001      December 31,
                                                            (Unaudited)       2000
                                                            ----------     ----------
Assets                                                           (In thousands)
Cash                                                        $      914     $    2,546
Trade accounts receivable, net of allowance for doubtful
    accounts of $1,202 in 2001 and $983 in 2000                 52,643         53,916
Prepaid expenses and other current assets                       21,350         20,685
Rental equipment, net of accumulated depreciation of
      $163,190 in 2001 and $155,434 in 2000                    836,455        799,994
Property and equipment, net                                     67,138         64,766
Deferred financing costs, net                                   14,400         15,408
Goodwill and other intangible assets, net                      176,160        172,218
Other assets                                                    15,608         16,365
                                                            ----------     ----------
                                                            $1,184,668     $1,145,898
                                                            ==========     ==========

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                       $   60,293     $   54,735
Rents billed in advance                                         25,224         24,757
Long-term debt                                                 987,677        959,110
Deferred income taxes                                          137,390        135,317
                                                            ----------     ----------

      Total liabilities                                      1,210,584      1,173,919
                                                            ----------     ----------

Stockholders' equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares               33             33
   Additional paid-in capital                                  126,692        126,567
   Cumulative foreign currency translation adjustment             (998)          (457)
   Retained deficit                                           (151,643)      (154,164)
                                                            ----------     ----------

      Total stockholders' deficit                              (25,916)       (28,021)
                                                            ----------     ----------

                                                            $1,184,668     $1,145,898
                                                            ==========     ==========

See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                   Three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                    2001                  2000
                                                                    ----                  ----
                                                                       (In thousands except
                                                                    share and per share amounts)
Revenues
 Leasing                                                        $   58,229             $   52,446
 Sales:
  New units                                                         13,567                 13,478
  Rental equipment                                                   5,139                  4,377
 Delivery and installation                                          19,163                 16,872
 Other                                                               9,268                  8,560
                                                                ----------             ----------
     Total revenues                                                105,366                 95,733
                                                                ----------             ----------

Cost of sales and services
 Leasing:
  Depreciation and amortization                                     10,370                  8,627
  Other direct leasing costs                                         9,365                  7,898
 Sales:
  New units                                                         10,980                 10,861
  Rental equipment                                                   3,971                  3,228
 Delivery and installation                                          15,336                 12,240
 Other                                                               1,553                  1,314
                                                                ----------             ----------
     Total costs of sales and services                              51,575                 44,168
                                                                ----------             ----------

     Gross profit                                                   53,791                 51,565
                                                                ----------             ----------

Selling, general and administrative expenses                        21,470                 20,855
Other depreciation and amortization                                  4,506                  4,189
Interest, including amortization of deferred
 financing costs                                                    23,210                 22,012
                                                                ----------             ----------

     Total operating expenses                                       49,186                 47,056
                                                                ----------             ----------

     Income before income taxes                                      4,605                  4,509
Income tax expense                                                   2,072                  2,282
                                                                ----------             ----------

     Net Income                                                 $    2,533             $    2,227
                                                                ==========             ==========

Earnings per common share                                       $     0.76             $     0.67
                                                                ==========             ==========
Dividends per common share                                      $       --             $      .02
                                                                ==========             ==========

Weighted average shares outstanding                              3,320,000              3,320,000
                                                                ==========             ==========

See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)

                                                                    2001                   2000
                                                                    ----                   ----
                                                                         (In thousands)
Cash flows from operating activities
 Net income                                                     $    2,533             $    2,227
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                   16,139                 14,049
    Provision for bad debts                                            837                  1,298
    Deferred income tax expense                                      2,072                  2,230
    Non-cash option compensation expense                               125                    285
    Gain on sale of rental equipment                                (1,168)                (1,149)
    Decrease in net trade accounts receivable                          436                  8,266
    Increase (decrease) in accrued expenses                          4,554                   (484)
    Other                                                             (368)                  (677)
                                                                ----------             ----------

     Net cash provided by operating activities                      25,160                 26,045
                                                                ----------             ----------

Cash flows from investing activities
 Rental equipment additions                                        (29,949)               (17,032)
 Proceeds from sales of rental equipment                             5,139                  4,377
 Purchases of property and equipment, net                           (4,169)                (5,053)
 Net assets of business acquired                                   (26,114)                   ---
                                                                ----------             ----------

     Net cash used in investing activities                         (55,093)               (17,708)
                                                                ----------             ----------

                                                                                                 (continued)

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows (continued)
                  Three months ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                 2001         2000
                                                                 ----         ----
                                                                  (In thousands)
Cash flows from financing activities
 Proceeds from long-term debt                                  $ 142,044   $ 100,630
 Repayment of long-term debt                                    (113,477)   (108,941)
 Increase in deferred financing costs                               (254)        ---
 Payment of dividends                                                (12)        (55)
                                                               ---------   ---------

        Net cash provided by (used in) financing activities       28,301      (8,366)
                                                               ---------   ---------

        Net decrease in cash                                      (1,632)        (29)

Cash at beginning of period                                        2,546         641
                                                               ---------   ---------

Cash at end of period                                          $     914   $     612
                                                               =========   =========

Supplemental cash flow information:
 Cash paid for income taxes                                    $     185   $     157
                                                               =========   =========

 Cash paid for interest                                        $  12,367   $  13,256
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

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Unaudited)
           (Dollars in thousands, except share and per share amounts)


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Williams Scotsman, Inc. (the Company) is a wholly owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include two wholly owned subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc. whose operations have not been significant to date. Willscot, a special purpose subsidiary, was formed in May 1997 and is a guarantor of the Company's credit facility and acts as a full and unconditional, and joint and several subordinated guarantor of the 9.875% senior notes. The operations of Willscot are limited to the leasing of its mobile office units to the Company under a master lease.


(2)  FINANCIAL STATEMENTS

     The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001 and its operating results and cash flows for the three month periods ended March 31, 2001 and 2000. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results expected for the full year.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce, covenant not to compete and customer base which are being amortized on a straight line basis over periods of 18 to 228 months. As of March 31, 2001 and 2000, accumulated amortization was $11,932 and $8,094, respectively.

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

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY

(4)  INCOME TAXES

     The difference between the Company's reported tax provision for the three months ended March 31, 2001 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,383.


(5)  COMPREHENSIVE INCOME

     Total comprehensive income was $1,992 and $2,326 for the three months ended March 31, 2001 and 2000, respectively, which includes net income and the change in the foreign currency translation adjustment.


(6)  EARNINGS AND DIVIDENDS PER SHARE

     Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods. Dividends per common share is computed by dividing dividends paid by the weighted average number of common shares outstanding during the periods.


(7)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                    Williams Scotsman, Inc. and Subsidiaries

(7)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     (Continued)

                                                                             As of March 31, 2001
                                                 ----------------------------------------------------------------------------
                                                                      Guarantor
                                                       Parent         Subsidiary        Eliminations          Consolidated
                                                 ----------------------------------------------------------------------------
Balance Sheet
Assets:
     Rental equipment, at cost                         $  272,173         $ 727,472          $        -            $  999,645
     Less accumulated depreciation                         59,635           103,555                                   163,190
                                                 ----------------------------------------------------------------------------
     Net rental equipment                                 212,538           623,917                   -               836,455

     Property and equipment, net                           67,138                                                      67,138
     Investment in Willscot                               293,837                              (293,837)                    -
     Other assets                                         609,448             3,762            (332,135)              281,075
                                                 ----------------------------------------------------------------------------
Total assets                                           $1,182,961         $ 627,679          $ (625,972)           $1,184,668
                                                 ============================================================================


Liabilities:
     Accounts payable and accrued expenses             $   58,586         $   1,707          $        -            $   60,293
     Long-term debt                                       987,677                                                     987,677
     Other liabilities                                    162,614           332,135            (332,135)              162,614
                                                 ----------------------------------------------------------------------------
 Total liabilities                                      1,208,877           333,842            (332,135)            1,210,584
                                                 ----------------------------------------------------------------------------

Equity (deficit):                                         (25,916)          293,837            (293,837)              (25,916)
                                                 ----------------------------------------------------------------------------
 Total liabilities and stockholder's equity
  (deficit):                                           $1,182,961         $ 627,679          $ (625,972)           $1,184,668
                                                 ============================================================================

                                                                            As of December 31, 2000
                                                 ----------------------------------------------------------------------------
                                                                       Guarantor
                                                       Parent         Subsidiary        Eliminations          Consolidated
                                                 ----------------------------------------------------------------------------
Balance Sheet
Assets:
     Rental equipment, at cost                        $  263,768         $ 691,660        $        -            $  955,428
     Less accumulated depreciation                        57,390            98,044                                 155,434
                                                 ----------------------------------------------------------------------------
     Net rental equipment                                206,378           593,616                 -               799,994

     Property and equipment, net                          64,766                                                    64,766
     Investment in Willscot                              293,837                            (293,837)                    -
     Other assets                                        577,832             4,057          (300,751)              281,138
                                                 ----------------------------------------------------------------------------
Total assets                                          $1,142,813         $ 597,673        $ (594,588)           $1,145,898
                                                 ============================================================================


 Liabilities:
     Accounts payable and accrued expenses            $   51,650         $   3,085        $        -            $   54,735
     Long-term debt                                      959,110                                                   959,110
     Other liabilities                                   160,074           300,751          (300,751)              160,074
                                                 ----------------------------------------------------------------------------
     Total liabilities                                 1,170,834           303,836          (300,751)            1,173,919
                                                 ----------------------------------------------------------------------------

 Equity (deficit):                                       (28,021)          293,837          (293,837)              (28,021)
                                                 ----------------------------------------------------------------------------
Total liabilities and stockholder's equity
  (deficit):                                          $1,142,813         $ 597,673        $ (594,588)           $1,145,898
                                                 ============================================================================

                    Williams Scotsman, Inc. and Subsidiaries

(7)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     (Continued)

                                                                      For the 3 Months Ended March 31, 2001
                                                 ---------------------------------------------------------------------------
                                                                      Guarantor
                                                       Parent        Subsidiary        Eliminations         Consolidated
                                                 ---------------------------------------------------------------------------
Results of Operations
  Total revenues                                       $90,683         $  17,960         $ (3,277)             $105,366

  Gross profit                                          42,145            11,646                -                53,791

  Other expenses                                        40,817            11,646           (3,277)               49,186

  Net income                                           $ 2,533          $      -         $      -              $  2,533

                                                                     For the 3 Months Ended March 31, 2000
                                                 ---------------------------------------------------------------------------
                                                                      Guarantor
                                                       Parent        Subsidiary        Eliminations         Consolidated
                                                 ---------------------------------------------------------------------------
Results of Operations
Total revenues                                         $83,726          $ 15,824         $ (3,817)             $95,733

Gross profit                                            41,120            10,445                -               51,565

Other expenses                                          40,428            10,445           (3,817)              47,056

Net income                                             $ 2,227          $      -         $      -              $ 2,227

                                                                     For the 3 Months Ended March 31, 2001
                                                 ---------------------------------------------------------------------------
                                                                       Guarantor
                                                       Parent          Subsidiary        Eliminations         Consolidated
                                                 ----------------------------------------------------------------------------
Cash Flows
Cash provided by operating activities                  $ 19,929         $  5,231         $       -             $ 25,160

Cash used in investing activities                       (18,478)         (36,615)                -              (55,093)

Cash (used in) provided by financing
     Activities                                          (3,083)          31,384                                 28,301
                                                 ----------------------------------------------------------------------------

Net change in cash                                       (1,632)               -                 -               (1,632)
Cash at beginning of period                               2,546                -                                  2,546
                                                 ----------------------------------------------------------------------------

Cash at end of period                                  $    914         $      -         $       -             $    914
                                                 ============================================================================

                    Williams Scotsman, Inc. and Subsidiaries

(7)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     (Continued)

                                                                      For the 3 Months Ended March 31, 2000
                                                 ----------------------------------------------------------------------------
                                                                       Guarantor
                                                       Parent          Subsidiary        Eliminations         Consolidated
                                                 -------------------------------------------------------------------------
Cash Flows
Cash provided by operating activities                 $ 16,725          $  9,320          $        -            $ 26,045

Cash used in investing activities                       (6,067)          (11,641)                  -             (17,708)

Cash (used in) provided by financing
      Activities                                       (10,687)            2,321                   -              (8,366)
                                                 --------------------------------------------------------------------------

Net change in cash                                         (29)                -                   -                 (29)
Cash at beginning of period                                641                 -                                      641
                                                 --------------------------------------------------------------------------

 Cash at end of period                                $    612          $      -          $        -             $    612
                                                 ==========================================================================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward Looking Statements

  Certain statements in this Form 10-Q for the quarter ended March 31, 2001 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

  Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000.

  Revenues in the quarter ended March 31, 2001 were $105.4 million, a $9.7 million or 10.1% increase from revenues of $95.7 million in the same period of 2000. The increase resulted from a $5.8 million or 11.0% increase in leasing revenue and a $2.3 million or 13.6% increase in delivery and installation revenue. The increase in leasing revenue is attributable to a 12.8% increase in the average lease fleet to approximately 90,000 units at March 31, 2001, combined with an increase of $2 in the average monthly rental rate, offset by a 1.4% decrease in the average fleet utilization to 82.2%. The increase in the average monthly rental rate is a result of overall rate improvement in the Company's products combined with changes in fleet mix. The increase in delivery and installation revenue is attributable to the increases in the leasing revenue described above.

  Gross profit for the quarter ended March 31, 2001 was $53.8 million, a $2.2 million or 4.3% increase from the first quarter 2000 gross profit of $51.6 million. This increase is primarily a result of a 7.2% increase in leasing gross profit of $2.6 million, partially offset by a 17.4% or $.8 million decline in delivery and installation gross profit. The increase in leasing gross profit is a result of the increase in leasing revenue described above offset by a decrease in leasing margins from 68.5% in 2000 to 66.1% in 2001. Excluding depreciation and amortization, leasing margins decreased one percentage point from 84.9% in 2000 to 83.9% in 2001 due to the concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season. The decrease in delivery and installation gross profit is primarily the result of competitive pressures and to a lesser extent, a greater reliance on subcontractors.

  Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2001 were $21.5 million, a $.6 million or 2.9% increase from the first quarter of 2000 SG&A expenses of $20.9 million. This increase represents the underlying increase in the cost of doing business.

  Interest expense increased by $1.2 million or 5.4% to $23.2 million in 2001 from 2000. This increase is the result of increased borrowings to finance fleet and branch growth.

Liquidity and Capital Resources

  During the three months ended March 31, 2001 and 2000, the Company's principal source of funds consisted of cash flow from operating activities of $25.2 million and $26.0 million, respectively. These were largely generated by the rental of units from the Company's lease fleet. In addition, financing activities were a major source of funds for the three months ended March 31, 2001.

  The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash compensation expense. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $3.2 million or 8.1% to $42.8 million for the first quarter of 2001 compared to $39.6 million for the same period of 2000. This increase in EBITDA is a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and increases in average monthly rental rates due to rate increases and changes in fleet mix, partially offset by a slight decrease in utilization and increased SG&A expenses.

  Cash flow used in investing activities was $55.1 million and $17.7 million for the three months ended March 31, 2001 and 2000, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference between March, 2001 and March, 2000 is primarily attributable to the February 1, 2001 net asset acquisition for approximately $26.1 million which added over 1,600 units at a value of approximately $21.5 million. Cash provided by financing activities of $28.3 million for the three months ended March 31, 2001 was primarily from borrowings under the Company's line of credit.

  Availability under the Credit Agreement was $66.8 million at March 31, 2001. The Company believes it will have, for the next 12 months, sufficient liquidity under its revolving line of credit and from cash generated from operations to meet its expected obligations as they arise.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

         None

   (b)   Reports on Form 8-K.

         In a report on Form 8-K dated February 12, 2001, the Company announced that it had entered into an amendment of its credit agreement on January 26, 2001 which increased its revolving credit commitment, reduced the minimum required interest coverage ratio, and extended the deadline for Permitted Sale-Leaseback transactions while increasing the allowable amount of cash proceeds from such Permitted Sale-Leaseback transactions.

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

Dated: May 11, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                      Capacity                      Date
        ----                      --------                      ----

/s/ Gerard E. Keefe              Senior Vice President and      May 11, 2001
-------------------------        Chief Financial Officer
Gerard E. Keefe


/s/ Glenn A. Schultz             Controller                     May 11, 2001
-------------------------
Glenn A. Schultz