Form 10-Q
period 2001-06-30
WILLIAMS SCOTSMAN INC
filed 2001-08-13
CIK 869231

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [X]           THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __
                                                -

     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of August 8, 2001, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                            WILLIAMS SCOTSMAN, INC.

                                     INDEX

                                   FORM 10-Q

PART I  -  FINANCIAL  INFORMATION                                   Page
                                                                    ----
     Item 1.   Financial Statements


     Consolidated Balance Sheets at June 30, 2001                     1
     and December 31, 2000

     Consolidated Statements of Operations for the three              2
     and six months ended June 30, 2001 and 2000

     Consolidated Statements of Cash Flows for the six                3
     months ended June 30, 2001 and 2000

     Notes to Consolidated Financial Statements                       4

     Item 2.   Management's Discussion and Analysis of                9
               Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K                      12

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                    WILLIAMS SCOTSMAN, INC.  AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                               June 30,
                                                                2001      December 31,
                                                            (Unaudited)       2000
                                                            ----------     ----------
Assets                                                           (In thousands)
Cash                                                        $    2,353     $    2,546
Trade accounts receivable, net of allowance for doubtful
   accounts of $1,475 in 2001 and $983 in 2000                  64,362         53,916
Prepaid expenses and other current assets                       23,510         20,685
Rental equipment, net of accumulated depreciation of
      $170,174 in 2001 and $155,434 in 2000                    858,888        799,994
Property and equipment, net                                     68,738         64,766
Deferred financing costs, net                                   13,255         15,408
Goodwill and other intangible assets, net                      174,868        172,218
Other assets                                                    16,636         16,365
                                                            ----------     ----------
                                                            $1,222,610     $1,145,898
                                                            ==========     ==========

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                       $   57,952     $   54,735
Rents billed in advance                                         27,514         24,757
Long-term debt                                               1,015,894        959,110
Deferred income taxes                                          141,482        135,317
                                                            ----------     ----------

      Total liabilities                                      1,242,842      1,173,919
                                                            ----------     ----------

Stockholders' equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares               33             33
   Additional paid-in capital                                  126,816        126,567
   Cumulative foreign currency translation adjustment             (370)          (457)
   Retained deficit                                           (146,711)      (154,164)
                                                            ----------     ----------

      Total stockholders' deficit                              (20,232)       (28,021)
                                                            ----------     ----------

                                                            $1,222,610     $1,145,898
                                                            ==========     ==========

See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
               Three and six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                       Three months ended       Six months ended
                                                            June 30,                June 30,
                                                     ----------------------  ----------------------
                                                           2001        2000        2001        2000
                                                     ----------  ----------  ----------  ----------
                                                    (In thousands except share and per share amounts)
Revenues
 Leasing                                             $   59,538  $   53,762  $  117,767  $  106,208
 Sales:
   New units                                             22,728      16,828      36,295      30,306
   Rental equipment                                       5,124       5,358      10,263       9,735
 Delivery and installation                               21,858      17,927      41,021      34,799
 Other                                                   10,649       9,257      19,917      17,817
                                                     ----------  ----------  ----------  ----------
    Total revenues                                      119,897     103,132     225,263     198,865
                                                     ----------  ----------  ----------  ----------

Costs of sales and services
 Leasing:
   Depreciation and amortization                         10,395       8,975      20,765      17,602
   Other direct leasing costs                            10,580       8,497      19,945      16,395
 Sales:
   New units                                             18,516      13,701      29,496      24,562
   Rental equipment                                       3,902       4,111       7,873       7,339
 Delivery and installation                               16,680      13,088      32,016      25,328
 Other                                                    1,736       1,670       3,289       2,984
                                                     ----------  ----------  ----------  ----------
    Total costs of sales and services                    61,809      50,042     113,384      94,210
                                                     ----------  ----------  ----------  ----------

  Gross profit                                           58,088      53,090     111,879     104,655
                                                     ----------  ----------  ----------  ----------

Selling, general and administrative expenses             20,772      19,053      42,242      39,908
Other depreciation and amortization                       4,797       4,317       9,303       8,506
Interest, including amortization of deferred
 financing costs                                         21,928      22,242      45,138      44,254
Non-cash charge for casualty loss                         1,500          --       1,500          --
                                                     ----------  ----------  ----------  ----------
    Total operating expenses                             48,997      45,612      98,183      92,668
                                                     ----------  ----------  ----------  ----------

    Income before income taxes                            9,091       7,478      13,696      11,987
Income tax expense                                        4,133       3,465       6,205       5,747
                                                     ----------  ----------  ----------  ----------

    Net Income                                       $    4,958  $    4,013  $    7,491  $    6,240
                                                     ==========  ==========  ==========  ==========

Earnings per common share                                 $1.49       $1.21       $2.26       $1.88
                                                     ==========  ==========  ==========  ==========
Dividends per common share                                $0.01  $      ---       $0.01       $0.02
                                                     ==========  ==========  ==========  ==========

Weighted average shares outstanding                   3,320,000   3,320,000   3,320,000   3,320,000
                                                     ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                    Six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                     2001        2000
                                                                ---------   ---------
                                                                   (In thousands)
Cash flows from operating activities
 Net income                                                     $   7,491   $   6,240
 Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                              32,636      28,572
        Provision for bad debts                                     1,705       1,378
        Deferred income tax expense                                 6,165       5,629
        Non-cash option compensation expense                          249         569
        Gain on sale of rental equipment                           (2,390)     (2,396)
        (Increase) decrease in net trade accounts receivable      (12,151)      1,583
        Increase in accounts payable and accrued expenses,
           including reserve for casualty loss in 2001              2,213       4,487
        Other                                                      (1,232)     (2,184)
                                                                ---------   ---------
           Net cash provided by operating activities               34,686      43,878
                                                                ---------   ---------

Cash flows from investing activities
 Rental equipment additions                                       (67,658)    (52,871)
 Proceeds from sales of rental equipment                           10,263       9,735
 Purchases of property and equipment, net                          (7,701)     (9,689)
 Net assets of business acquired                                  (26,114)        ---
                                                                ---------   ---------
           Net cash used in investing activities                  (91,210)    (52,825)
                                                                ---------   ---------
Cash flows from financing activities
 Proceeds from long-term debt                                     284,135     223,308
 Repayment of long-term debt                                     (227,351)   (214,358)
 Increase in deferred financing costs                                (415)        ---
 Payment of dividends                                                 (38)        (55)
                                                                ---------   ---------
        Net cash provided by financing activities                  56,331       8,895
                                                                ---------   ---------

        Net decrease in cash                                         (193)        (52)

Cash at beginning of period                                         2,546         641
                                                                ---------   ---------
Cash at end of period                                           $   2,353   $     589
                                                                =========   =========
Supplemental cash flow information:
 Cash paid for income taxes                                     $     234   $     173
                                                                =========   =========

 Cash paid for interest                                         $  48,237   $  39,711
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


(2)  FINANCIAL STATEMENTS

     The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001 and its operating results and cash flows for the six month periods ended June 30, 2001 and 2000. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results expected for the full year.

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


(3)  NEW ACCOUNTING PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $4.6 million, net of income taxes, ($1.38 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of this test will be on the earnings and financial position of the Company.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements (Continued)


(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce, covenant not to compete and customer base which are being amortized on a straight line basis over periods of 18 to 228 months. As of June 30, 2001 and 2000, accumulated amortization was $14,721 and $9,360, respectively.

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


(5)  INCOME TAXES

     The difference between the Company's reported tax provision for the three and six months ended June 30, 2001 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,255 and $2,528, respectively.


(6)  COMPREHENSIVE INCOME

     Total comprehensive income was $7,578 and $6,230 for the six months ended June 30, 2001 and 2000, respectively, and $5,586 and $3,904 for the three months ended June 30, 2001 and 2000, respectively, which includes net income and the change in the foreign currency translation adjustment.


(7)  EARNINGS AND DIVIDENDS PER SHARE

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


(8)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                                                                                   As of June 30, 2001
                                                   ----------------------------------------------------------------------------
                                                                         Guarantor
                                                         Parent         Subsidiary        Eliminations          Consolidated
                                                    ----------------------------------------------------------------------------
Balance Sheet
Assets:

  Rental equipment, at cost                              $  291,924          $737,138           $       -            $1,029,062
  Less accumulated depreciation                              60,953           109,221                                   170,174
                                                   ----------------------------------------------------------------------------
  Net rental equipment                                      230,971           627,917                   -               858,888

  Property and equipment, net                                68,738                                                      68,738
  Investment in Willscot                                    293,837                              (293,837)                    -
  Other assets                                              627,395             5,959            (338,370)              294,984
                                                   ----------------------------------------------------------------------------
Total assets                                             $1,220,941          $633,876           $(632,207)           $1,222,610
                                                   ============================================================================

Liabilities:
  Accounts payable and accrued expenses                  $   56,283          $  1,669           $       -            $   57,952
  Long-term debt                                          1,015,894                                                   1,015,894
  Other liabilities                                         168,996           338,370            (338,370)              168,996
                                                   ----------------------------------------------------------------------------
  Total liabilities                                       1,241,173           340,039            (338,370)            1,242,842
                                                   ----------------------------------------------------------------------------
 Equity (deficit):                                          (20,232)          293,837            (293,837)              (20,232)
                                                   ----------------------------------------------------------------------------
 Total liabilities and stockholder's equity
  (deficit):                                             $1,220,941          $633,876           $(632,207)           $1,222,610
                                                   ============================================================================

                   Williams Scotsman, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


(8)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     (Continued)


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
                                                   ----------------------------------------------------------------------------
Balance Sheet
Assets:

  Rental equipment, at cost                              $  263,768          $691,660           $     -              $  955,428
  Less accumulated depreciation                              57,390            98,044                                   155,434
                                                   ----------------------------------------------------------------------------
  Net rental equipment                                      206,378           593,616                 -                 799,994

  Property and equipment, net                                64,766                                                      64,766
  Investment in Willscot                                    293,837                              (293,837)                    -
  Other assets                                              577,832             4,057            (300,751)              281,138
                                                   ----------------------------------------------------------------------------
 Total assets                                            $1,142,813          $597,673           $(594,588)           $1,145,898
                                                   ============================================================================

Liabilities:
  Accounts payable and accrued expenses                  $   51,650          $  3,085           $     -              $   54,735
  Long-term debt                                            959,110                                                     959,110
  Other liabilities                                         160,074           300,751            (300,751)              160,074
                                                   ----------------------------------------------------------------------------
  Total liabilities                                       1,170,834           303,836            (300,751)            1,173,919
                                                    ----------------------------------------------------------------------------
                                                    ----------------------------------------------------------------------------
 Equity (deficit):                                          (28,021)          293,837            (293,837)              (28,021)
 Total liabilities and stockholder's equity
  (deficit):                                             $1,142,813          $597,673           $(594,588)           $1,145,898
                                                   ============================================================================


                                                                          For the 6 Months Ended June 30, 2001
                                                  ---------------------------------------------------------------------------
                                                                      Guarantor
                                                       Parent        Subsidiary        Eliminations         Consolidated
                                                  ---------------------------------------------------------------------------
Results of Operations
Total revenues                                           $195,051          $36,464             $(6,252)             $225,263

Gross profit                                               88,375           23,504                   -               111,879

Other expenses                                             80,931           23,504              (6,252)               98,183

Net income                                               $  7,491          $     -             $     -              $  7,491

                                                                     For the 6 Months Ended June 30, 2000
                                                  ---------------------------------------------------------------------------
                                                                      Guarantor
                                                       Parent        Subsidiary        Eliminations         Consolidated
                                                  ---------------------------------------------------------------------------
Results of Operations
Total revenues                                           $174,769          $32,046             $(7,950)             $198,865

Gross profit                                               83,534           21,121                   -               104,655

Other expenses                                             79,497           21,121              (7,950)               92,668

Net income                                               $  6,240          $  -                $     -              $  6,240

                   Williams Scotsman, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


(8)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     (Continued)

                                                                       For the 6 Months Ended June 30, 2001
                                                  ----------------------------------------------------------------------------
                                                                       Guarantor
                                                       Parent          Subsidiary        Eliminations         Consolidated
                                                  ----------------------------------------------------------------------------
Cash Flows
Cash provided by operating activities                    $ 23,052          $ 11,634         $          -             $ 34,686

Cash used in investing activities                         (43,949)          (47,261)                   -              (91,210)

 Cash provided by financing activities                     18,712            37,619                                    56,331
                                                  ----------------------------------------------------------------------------
Net change in cash                                         (2,185)            1,992                    -                 (193)
Cash at beginning of period                                 2,546                 -                                     2,546
                                                  ----------------------------------------------------------------------------
 Cash at end of period                                   $    361          $  1,992         $          -             $  2,353
                                                 =============================================================================


                                                                     For the 6 Months Ended June 30, 2000
                                                 ----------------------------------------------------------------------------
                                                                       Guarantor
                                                       Parent          Subsidiary        Eliminations         Consolidated
                                                  ----------------------------------------------------------------------------
Cash Flows
Cash provided by operating activities                    $ 30,220          $ 13,658         $          -             $ 43,878

Cash used in investing activities                         (25,548)          (27,277)                   -              (52,825)

Cash (used in) provided by financing activities            (4,724)           13,619                    -                8,895
                                                  ----------------------------------------------------------------------------
Net change in cash                                            (52)                -                    -                  (52)
Cash at beginning of period                                   641                 -                                       641
                                                  ----------------------------------------------------------------------------
 Cash at end of period                                   $    589          $      -         $          -             $    589
                                                 =============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

  Certain statements in this Form 10-Q for the quarter ended June 30, 2001 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

 Three Months Ended June 30, 2001 Compared with Three Months Ended June 30,
2000.

  Revenues in the quarter ended June 30, 2001 were $119.9 million, a $16.8 million or 16.3% increase from revenues of $103.1 million in the same period of 2000. The increase primarily resulted from a $5.9 million or 35.1% increase in sales of new units, a $5.8 million or 10.7% increase in leasing revenue, and a $3.9 million or 21.9% increase in delivery and installation revenue. The increase in leasing revenue is attributable to a 12.8% increase in the average lease fleet to approximately 92,000 units at June 30, 2001, combined with an increase of $2 in the average monthly rental rate, partially offset by a 2% decrease in the average fleet utilization to 81.6%. The increase in the average monthly rental rate is a result of overall rate improvement in the Company's products combined with changes in fleet mix. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above.

  Gross profit for the quarter ended June 30, 2001 was $58.1 million, a $5.0 million or 9.4% increase from the second quarter 2000 gross profit of $53.1 million. This increase is primarily a result of a 6.3% increase in leasing gross profit of $2.3 million, a 17.5% or $1.3 million increase in other gross profit, and a 34.7% or $1.1 million increase in new unit sales gross profit.
The increase in leasing gross profit is a result of the increase in leasing revenue described above, partially offset by a decrease in leasing margins from 67.5% in 2000 to 64.8% in 2001. Excluding depreciation and amortization, leasing margins decreased two percentage points from 84.2% in the quarter ended June 30, 2000 to 82.2% in the same period in 2001 due to the concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior
to its busier summer season.   The increase in other gross profit is
attributable to a favorable mix of higher margin ancillary products, primarily steps and ramps, and charges for granting insurance waivers. The increase in new unit sales gross profit is the result of the increase in the revenue described above.

  Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2001 were $20.8 million, a $1.7 million or 9.0% increase from the second quarter of 2000 SG&A expenses of $19.1 million. The overall increases in SG&A expense are due to increases in field related expenses, primarily payroll, incurred in connection with the fleet growth described above.

  During June 2001, the Company suffered a flood in one of its branch locations. The estimated write off of destroyed fleet units is $1.5 million.

  Interest expense remained constant, with the increase in borrowings being offset by decrease in the effective interest rates from 2000 to 2001.


 Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000.

  Revenues in the six months ended June 30, 2001 were $225.3 million, a $26.4 million or 13.3% increase from revenues of $198.9 million in the same period of 2000. The increase primarily resulted from a $11.6 million or 10.9% increase in leasing revenue, a $6.2 million or 17.9% increase in delivery and installation revenue, and a $6.0 million or 19.8% increase in sales of new units. The increase in leasing revenue is attributable to a 12.7% increase in the average lease fleet to approximately 91,000 units at June 30, 2001, combined with an increase of $2 in the average monthly rental rate, partially offset by a 1.7% decrease in the average fleet utilization to 82.0%. The increase in the average monthly rental rate is a result of overall rate improvement in the Company's products combined with changes in fleet mix. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above.

  Gross profit for the six months ended June 30, 2001 was $111.9 million, a $7.2 million or 6.9% increase from the same period of 2000 of $104.7 million. This increase is primarily a result of a 6.7% increase in leasing gross profit of $4.8 million, a 12.1% or $1.8 million increase in other gross profit, and a 18.4% or $1.1 million increase in new unit sales gross profit. The increase in leasing gross profit is a result of the increase in leasing revenue described above partially offset by a decrease in leasing margins from 68.0% in 2000 to 65.4% in 2001. Excluding depreciation and amortization, leasing margins decreased 1.5% from 84.6% in 2000 to 83.1% in 2001 due to the concerted effort by the Company to accelerate the refurbishment of units in the existing fleet prior to its busier summer season. The increase in other gross profit is attributable to a favorable mix of higher margin ancillary products, primarily steps and ramps, and charges for granting insurance waivers. The increase in new unit sales gross profit is the result of the increase in the revenue described above.

  SG&A expenses for the six months ended June 30, 2001 were $42.2 million, a $2.3 million or 5.8% increase from SG&A expenses of $39.9 million for the first six months of 2000. The overall increases in SG&A expense are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with the fleet growth described above in addition to the underlying increase in the cost of doing business.

  During June 2001, the Company suffered a flood in one of its branch locations. The estimated write off of destroyed fleet units is $1.5 million.

  Interest expense increased by approximately $.8 million or 2.0% to $45.1 million for the six months ended June 30, 2001 from $44.3 million in the same period in 2000. This increase is the result of increased borrowings to finance fleet growth, offset by a decline in effective interest rates for the six months.

Liquidity and Capital Resources

  During the six months ended June 30, 2001 and 2000, the Company's principal source of funds consisted of cash flow from operating activities of $34.7 million and $43.9 million, respectively. These were largely generated by the rental of units from the Company's lease fleet. In addition, financing activities were a major source of funds for the six months ended June 30, 2001.

  The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash charges. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $7.7 million or 9.3% to $90.7 million for the first half of 2001 compared to $82.9 million for the same period of 2000. This increase in EBITDA is primarily a result of increased leasing activity resulting from the overall growth in the number of units in the fleet and increases in average monthly rental rates due to rate increases and changes in fleet mix, partially offset by a slight decrease in utilization and increased SG&A expenses.

  Cash flow used in investing activities was $91.2 million and $52.8 million for the six months ended June 30, 2001 and 2000, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference between June 2001 and June 2000 is primarily attributable to the February 1, 2001 net asset acquisition for approximately $26.1 million which added over 1,600 units at a value of approximately $21.4 million. Cash provided by financing activities of $56.3 million and $8.9 million for the six months ended June 30, 2001 and 2000, respectively was primarily from borrowings under the Company's line of credit.

          Availability under the Credit Agreement was $39.6 million at June 30, 2001. The revolving credit agreement will expire in May 2002. The Company is currently exploring refinancing options and believes it will have, for the next 12 months, sufficient liquidity from internally generated funds, along with facilities/financing to be secured, to meet its expected obligations as they arise.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         None.

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


Dated: August 9, 2001