Form 10-Q
period 2001-09-30
WILLIAMS SCOTSMAN INC
filed 2001-11-14
CIK 869231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                   THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of November 8, 2001, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                             WILLIAMS SCOTSMAN, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL INFORMATION                                       Page
                                                                       ----

     Item 1.  Financial Statements


     Consolidated Balance Sheets at September 30, 2001                   1
     and December 31, 2000

     Consolidated Statements of Operations for the three                 2
     and nine months ended September 30, 2001 and 2000

     Consolidated Statements of Cash Flows for the nine                  3
     months ended September 30, 2001 and 2000

     Notes to Consolidated Financial Statements                          4

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       9



PART II  -  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                         12

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                        September 30,
                                                                                            2001            December 31,
                                                                                         (Unaudited)              2000
                                                                                         -----------      ---------------
ASSETS                                                                                           (In thousands)
Cash                                                                                      $      383         $    2,546
Trade accounts receivable, net of allowance for doubtful
     accounts of $1,847 in 2001 and $983 in 2000                                              86,455             53,916
Prepaid expenses and other current assets                                                     23,797             18,142
Rental equipment, net of accumulated depreciation of
      $174,951 in 2001 and $155,434 in 2000                                                  868,622            799,994
Property and equipment, net                                                                   73,695             64,766
Deferred financing costs, net                                                                 12,042             15,408
Goodwill and other intangible assets, net                                                    173,462            172,218
Other assets                                                                                  22,072             18,908
                                                                                           ---------          ---------
                                                                                          $1,260,528         $1,145,898
                                                                                           =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                          $   23,974         $   16,029
Accrued expenses                                                                              42,977             38,706
Rents billed in advance                                                                       28,220             24,757
Revolving credit facility                                                                    572,819            500,460
Long-term debt                                                                               458,350            458,650
Deferred income taxes                                                                        147,637            135,317
                                                                                           ---------          ---------

      Total liabilities                                                                    1,273,977          1,173,919
                                                                                           ---------          ---------

Stockholder's equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                                             33                 33
   Additional paid-in capital                                                                126,941            126,567
   Cumulative foreign currency translation adjustment                                         (1,226)              (457)
   Retained deficit                                                                         (139,197)          (154,164)
                                                                                           ---------          ---------

      Total stockholder's deficit                                                            (13,449)           (28,021)
                                                                                           ---------          ---------

                                                                                          $1,260,528         $1,145,898
                                                                                           =========          =========


See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             Three and nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                Three months ended                    Nine months ended
                                                                September 30,                            September 30,
                                                       -------------------------------            -----------------------
                                                                2001            2000                  2001          2000
                                                                ----            ----                  ----          ----
                                                                    (In thousands except share and per share amounts)
REVENUES
Leasing                                                        $ 60,236       $ 56,586              $178,003      $162,794
Sales:
     New units                                                   33,375         27,349                69,670        57,655
     Rental equipment                                             5,566          5,847                15,829        15,582
   Delivery and installation                                     30,209         24,876                71,230        59,675
   Other                                                         11,505         10,108                31,422        27,925
                                                                -------        -------               -------       -------
         Total revenues                                         140,891        124,766               366,154       323,631
                                                                -------        -------               -------       -------

COSTS OF SALES AND SERVICES
   Leasing:
     Depreciation and amortization                               10,398          9,338                31,163        26,940
     Other direct leasing costs                                  11,986         10,068                31,931        26,463
   Sales:
New units                                                        27,918         23,131                57,414        47,693
     Rental equipment                                             4,074          4,444                11,947        11,783
   Delivery and installation                                     24,321         18,623                56,337        43,951
   Other                                                          2,636          1,928                 5,925         4,912
                                                                 ------         ------               -------       -------
         Total costs of sales and services                       81,333         67,532               194,717       161,742
                                                                 ------         ------               -------       -------

       Gross profit                                              59,558         57,234               171,437       161,889
                                                                 ------         ------               -------       -------

Selling, general and administrative expenses                     20,573         18,700                62,815        58,608
Other depreciation and amortization                               4,386          4,314                13,689        12,820
Interest, including amortization of deferred
   financing costs                                               20,918         23,447                66,056        67,701
Non-cash charge for casualty loss                                    --             --                 1,500            --
                                                                 ------         ------               -------       -------
       Total operating expenses                                  45,877         46,461               144,060       139,129
                                                                 ------         ------               -------       -------

       Income before income taxes                                13,681         10,773                27,377        22,760
Income tax expense                                                6,156          4,784                12,361        10,531
                                                                  -----          -----                ------        ------

       Net Income                                               $ 7,525        $ 5,989              $ 15,016      $ 12,229
                                                                  =====          =====                ======        ======

Earnings per common share                                       $  2.27        $  1.80              $   4.52      $   3.68
                                                                  =====          =====                ======        ======
Dividends per common share                                      $    --        $    --              $   0.01      $   0.02
                                                                  =====          =====                ======        ======

Weighted average shares outstanding                           3,320,000      3,320,000             3,320,000     3,320,000
                                                              =========      =========             =========     =========

See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                        2001              2000
                                                                                        ----              ----
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                     $    15,016      $    12,229
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            48,762           43,457
               Provision for bad debts                                                   2,573            2,267
               Deferred income tax expense                                              12,320           10,360
               Non-cash option compensation expense                                        374              854
               Gain on sale of rental equipment                                         (3,882)          (3,799)
               Increase in net trade accounts receivable                               (35,112)          (9,939)
               Increase in accounts payable and accrued expenses,
                    including reserve for casualty loss in 2001                         11,212            8,141
               Other                                                                    (7,432)          (3,945)
                                                                                        ------           ------
                    Net cash provided by operating activities                           43,831           59,625
                                                                                        ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES
    Rental equipment additions                                                         (93,150)         (88,443)
    Proceeds from sales of rental equipment                                             15,829           15,582
    Purchases of property and equipment, net                                           (14,025)         (12,429)
    Net assets of business acquired                                                    (26,114)          (8,615)
                                                                                       -------           ------
                    Net cash used in investing activities                             (117,460)         (93,905)
                                                                                       -------           ------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from revolving credit facility and long-term debt                         418,251          365,555
    Repayment of revolving credit facility and long-term debt                         (346,192)        (330,728)
    Increase in deferred financing costs                                                  (544)             ---
    Payment of dividends                                                                   (49)             (55)
                                                                                        ------           ------
               Net cash provided by financing activities                                71,466           34,772
                                                                                        ------           ------

               Net (decrease) increase in cash                                          (2,163)             492

Cash at beginning of period                                                              2,546              641
                                                                                         -----            -----

Cash at end of period                                                              $       383      $     1,133
                                                                                         =====            =====

Supplemental cash flow information:
    Cash paid for income taxes                                                     $       302      $       202
                                                                                         =====            =====

    Cash paid for interest                                                         $    61,020      $    52,994
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


(2) FINANCIAL STATEMENTS

    The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and its operating results and cash flows for the nine month periods ended September 30, 2001 and 2000. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results expected for the full year.

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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS

    The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill and is being amortized on a straight-line basis over 20 to 40 years. Other identifiable intangibles acquired include assembled workforce, covenant not to compete and customer base, which are being amortized on a straight-line basis over periods of 18 to 228 months. As of September 30, 2001 and 2000, accumulated amortization was $16,127 and $10,629, respectively.

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

(5) INCOME TAXES

    The difference between the Company's reported tax provision for the three and nine months ended September 30, 2001 and the tax provision computed based on U.S. statutory rates is primarily attributed to non-deductible goodwill amortization expense of $1,255 and $3,783, respectively.


(6) COMPREHENSIVE INCOME

    Total comprehensive income was $14,247 and $11,993 for the nine months ended September 30, 2001 and 2000, respectively, and $6,669 and $5,763 for the three months ended September 30, 2001 and 2000, respectively, which includes net income and the change in the foreign currency translation adjustment.

(7) EARNINGS AND DIVIDENDS PER SHARE

    Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the periods. Dividends per common share are computed by dividing dividends paid by the weighted average number of common shares outstanding during the periods.

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

                                                                AS OF SEPTEMBER 30, 2001
                                                                GUARANTOR
                                                   PARENT      SUBSIDIARY   ELIMINATIONS      CONSOLIDATED
                                                 ------------ ------------- --------------- -----------------
BALANCE SHEET (In thousands)
 Assets:
    Rental equipment, at cost                    $    304,546   $  739,027  $          -      $  1,043,573
    Less accumulated depreciation                      63,534      111,417                         174,951
                                                    ------------------------------------------------------
    Net rental equipment                              241,012      627,610             -           868,622

    Property and equipment, net                        73,695            -             -            73,695
    Investment in Willscot                            293,837            -      (293,837)                -
    Other assets                                      651,542        8,798      (342,129)          318,211
                                                    ------------------------------------------------------

Total assets                                     $  1,260,086   $  636,408  $   (635,966)     $  1,260,528
                                                    ======================================================

 Liabilities:
    Accounts payable and accrued expenses        $     66,509   $      442  $          -      $     66,951
    Long-term   debt   and   revolving   credit
        facility                                    1,031,169            -             -         1,031,169
    Other liabilities                                 175,857      342,129      (342,129)          175,857
                                                    ------------------------------------------------------
    Total liabilities                               1,273,535      342,571      (342,129)        1,273,977
                                                    ------------------------------------------------------

 Equity (deficit):                                    (13,449)     293,837      (293,837)          (13,449)
                                                    ------------------------------------------------------
 Total liabilities and stockholder's equity
(deficit):                                       $  1,260,086   $  636,408  $   (635,966)     $  1,260,528
                                                    ======================================================



                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

(8) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (Continued)

                                                                AS OF DECEMBER 31, 2000
                                                                GUARANTOR
                                                   PARENT      SUBSIDIARY   ELIMINATIONS      CONSOLIDATED
                                                 ------------ ------------- --------------- -----------------
BALANCE SHEET (In thousands)
 Assets:
    Rental equipment, at cost                    $    263,768   $  691,660  $          -      $    955,428
    Less accumulated depreciation                      57,390       98,044                         155,434
                                                    ------------------------------------------------------
    Net rental equipment                              206,378      593,616             -           799,994

    Property and equipment, net                        64,766            -             -            64,766
    Investment in Willscot                            293,837            -      (293,837)                -
    Other assets                                      577,832        4,057      (300,751)          281,138
                                                    ------------------------------------------------------

Total assets                                     $  1,142,813   $  597,673  $   (594,588)     $  1,145,898
                                                    ======================================================

 Liabilities:
    Accounts payable and accrued expenses        $     51,650   $    3,085  $          -      $     54,735

    Long-term   debt   and   revolving   credit
        facility                                      959,110            -             -           959,110
    Other liabilities                                 160,074      300,751      (300,751)          160,074
                                                    ------------------------------------------------------
       Total liabilities                            1,170,834      303,836      (300,751)        1,173,919
                                                    ------------------------------------------------------

 Equity (deficit):                                    (28,021)     293,837      (293,837)          (28,021)
                                                    -------------------------------------------------------
 Total liabilities and stockholder's equity
(deficit):                                       $  1,142,813   $  597,673  $   (594,588)     $  1,145,898
                                                    ========================================================


                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                GUARANTOR
                                                    PARENT     SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                                 ------------ ------------- --------------- -----------------
RESULTS OF OPERATIONS (In thousands)
Total revenues                                    $ 320,735    $  55,082     $  (9,663)       $  366,154

Gross profit                                        135,667       35,770             -           171,437

Other expenses                                      117,953       35,770        (9,663)          144,060

Net income                                        $  15,016    $       -     $       -        $   15,016

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                GUARANTOR
                                                    PARENT     SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                                 ------------ ------------- --------------- -----------------
RESULTS OF OPERATIONS (In thousands)
Total revenues                                    $ 286,616    $  48,977     $  (11,962)      $  323,631

Gross profit                                        129,614       32,275              -          161,889

Other expenses                                      118,816       32,275        (11,962)         139,129

Net income                                        $  12,229    $       -     $        -       $   12,229

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(8) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (Continued)

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                GUARANTOR
                                                    PARENT     SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                                 ------------ ------------- --------------- -----------------
CASH FLOWS (In thousands)
Cash provided by operating activities             $  29,619    $  14,212     $       -        $   43,831

Cash used in investing activities                   (64,154)     (53,306)            -          (117,460)

 Cash provided by financing activities               30,088       41,378             -            71,466
                                                 ------------------------------------------------------------

Net change in cash                                   (4,447)       2,284             -            (2,163)
Cash at beginning of period                           2,546            -                           2,546
                                                 ------------------------------------------------------------
Cash at end of period                             $  (1,901)   $   2,284     $       -        $      383
                                                 ============================================================

                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                GUARANTOR
                                                    PARENT     SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                                 ------------ ------------- --------------- -----------------
CASH FLOWS (In thousands)
Cash provided by operating activities             $  42,209    $  17,416     $        -       $   59,625

Cash used in investing activities                   (42,768)     (51,137)             -          (93,905)

Cash provided by financing activities                 1,051       33,721              -           34,772
                                                 ------------------------------------------------------------

Net change in cash                                      492            -              -              492
Cash at beginning of period                             641            -                             641
                                                 ------------------------------------------------------------
Cash at end of period                             $   1,133    $       -     $        -       $    1,133
                                                 ============================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

    Certain statements in this Form 10-Q for the quarter ended September 30, 2001 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; the ability of the Company to implement its business and growth strategy and maintain and enhance its competitive strengths; the ability of the Company to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


RESULTS OF OPERATIONS

    Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000.

    Revenues for the quarter ended September 30, 2001 were $140.9 million, a $16.1 million or 12.9% increase from revenues of $124.8 million in the same period of 2000. The increase primarily resulted from a $6.0 million or 22.0% increase in sales of new units, a $5.3 million or 21.4% increase in delivery and installation revenue, and a $3.7 million or 6.5% increase in leasing revenue. The increase in sales of new units is due to contracts assumed in connection with the February 1, 2001 net asset acquisition, as well as overall system growth. The increase in leasing revenue is attributable to a 10.5% increase in the average lease fleet to over 93,000 units at September 30, 2001, combined with an increase of $2 in the average monthly rental rate, offset by a 2.6% decrease in the average fleet utilization to 82.0%. The increase in the average monthly rental rate is a result of overall rate improvement in some of the Company's products combined with changes in fleet mix. The decrease in average fleet utilization is attributable to the softening economic and related business conditions. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above.

    Gross profit for the quarter ended September 30, 2001 was $59.6 million, a $2.3 million or 4.1% increase from the third quarter 2000 gross profit of $57.2 million. This increase is primarily a result of a 29.4% or $1.2 million increase in new unit sales gross profit and a 1.8% or $.7 million increase in leasing gross profit. The increase in new unit sales gross profit is the result of the increase in the revenue described above. The increase in leasing gross profit is attributable to the increase in leasing revenue described above, offset by a decrease in leasing margins from 65.7% in 2000 to 62.8% in 2001. Excluding depreciation and amortization, leasing margins decreased approximately 2 percentage points from 82.2% in the quarter ended September 30, 2000 to 80.1% in the same period in 2001 due to a decline in average fleet utilization coupled with incremental costs associated with increased turnover of existing fleet in certain markets.

    Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2001 were $20.6 million, a $1.9 million or 10.0% increase from the third quarter of 2000 SG&A expenses of $18.7 million. The overall increases in SG&A expense are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with the fleet growth described above in addition to the underlying increase in the cost of doing business.

    Interest expense decreased $2.5 million, or 10.8% from $23.4 million for the quarter ended September 31, 2000 to $20.9 million for the same period in 2001, with a decrease of approximately 180 basis points in the effective interest rates from 2000 to 2001 being partially offset by an increase in borrowings.


    Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000.

    Revenues for the nine months ended September 30, 2001 were $366.2 million, a $42.5 million or 13.1% increase from revenues of $323.6 million in the same period of 2000. The increase primarily resulted from a $15.2 million or 9.3% increase in leasing revenue, a $12.0 million or 20.8% increase in sales of new units, and an $11.6 million or 19.4% increase in delivery and installation revenue. The increase in sales of new units is due to contracts assumed in connection with the February 1, 2001 net asset acquisition, as well as overall system growth. The increase in leasing revenue is attributable to an 11.9% increase in the average lease fleet to approximately 92,000 units at September 30, 2001, combined with an increase of $2 in the average monthly rental rate, offset by a 2.0% decrease in the average fleet utilization to 82.0%. The increase in the average monthly rental rate is a result of overall rate improvement in some of the Company's products combined with changes in fleet mix. The decrease in average fleet utilization is attributable to the softening economic and related business conditions. The increase in delivery and installation revenue is attributable to the increases in the leasing and new unit sales revenue described above.

    Gross profit for the nine months ended September 30, 2001 was $171.4 million, a $9.5 million or 5.9% increase from the same period of 2000 of $161.9 million. This increase is primarily a result of a 5.0% increase in leasing gross profit of $5.5 million, a 10.8% or $2.5 million increase in other gross profit, and a 23.0% or $2.3 million increase in new unit sales gross profit. The increase in leasing gross profit is a result of the increase in leasing revenue described above offset by a decrease in leasing margins from 67.2% in 2000 to
64.6% in 2001. Excluding depreciation and amortization, leasing margins decreased 1.6% from 83.7% in 2000 to 82.1% in 2001 due to a decline in average fleet utilization coupled with incremental costs associated with increased turnover of existing fleet in certain markets. The increase in other gross profit is attributable to an increase in high margin ancillary products and services, primarily steps, ramps and charges for granting insurance waivers. The increase in new unit sales gross profit is the result of the increase in the revenue described above.

    SG&A expenses for the nine months ended September 30, 2001 were $62.8 million, a $4.2 million or 7.2% increase from SG&A expenses of $58.6 million for the first nine months of 2000. The overall increases in SG&A expense are due to increases in field related expenses, primarily payroll and occupancy, incurred in connection with the fleet growth described above in addition to the underlying increase in the cost of doing business.

    During June 2001, the Company suffered a flood in one of its branch locations. The estimated write off of destroyed fleet units is $1.5 million.

    Interest expense decreased by approximately $1.6 million or 2.4% to $66.1 million for the nine months ended September 30, 2001 from $67.7 million in the same period in 2000. This decrease is the result of a decrease of approximately 100 basis points in effective interest rates for the nine months, partially offset by increased borrowings to finance fleet growth.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended September 30, 2001 and 2000, the Company's principal source of funds consisted of cash flow from operating and financing activities. The cash flow generated from operating activities of $43.8 million and $59.6 million for the nine months ended September 30, 2001 and 2000, respectively, was largely due to the rental of units from the Company's lease fleet. The cash flow from financing activities of $71.5 million and $34.8 million for the nine months ended September 30, 2001 and 2000, respectively was primarily from borrowings under the Company's line of credit.

    The Company has increased its EBITDA and believes that EBITDA provides the best indication of its financial performance and provides the best measure of its ability to meet historical debt service requirements. The Company defines EBITDA as net income before interest, taxes, depreciation, amortization and non-cash charges. EBITDA as defined by the Company does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flows as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of the Company's operating performance. The Company's EBITDA increased by $9.1 million or 6.9% to $140.2 million for the first nine months of 2001 compared to $131.1 million for the same period of 2000. This increase in EBITDA is primarily a result of increased leasing and new unit sales activity described above, partially offset by increased SG&A expenses.

    Cash used in investing activities was $117.5 million and $93.9 million for the nine months ended September 30, 2001 and 2000, respectively. The Company's primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. The Company seeks to maintain its lease fleet in good condition at all times and generally increases the size of its lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The difference in cash used in investing activities between the periods is primarily attributable to the February 1, 2001 net asset acquisition for approximately $26.1 million, which added over 1,600 units at a value of approximately $21.4 million.

    Availability under the Credit Agreement was $24.1 million at September 30, 2001. The revolving credit agreement will expire in May 2002. The Company is currently exploring refinancing options and believes it will have, for the next 12 months, sufficient liquidity from internally generated funds, along with facilities/financing to be secured, to meet its expected obligations as they arise.

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


Dated: November 13, 2001