Form 10-Q
period 2002-03-31
WILLIAMS SCOTSMAN INC
filed 2002-05-15
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                   THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The Registrant is a wholly-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of May 13, 2002, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                             WILLIAMS SCOTSMAN, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                      Page
                                                                       ----

         Item 1. Financial Statements


         Consolidated Balance Sheets at March 31, 2002                   1
         and December 31, 2001

         Consolidated Statements of Operations for the three             2
         months ended March 31, 2002 and 2001

         Consolidated Statements of Cash Flows for the three             3
         months ended March 31, 2002 and 2001

         Notes to Consolidated Financial Statements                      5


         Item 2. Management's Discussion and Analysis of                12
                    Financial Condition and Results of Operations



PART II  -  OTHER  INFORMATION


         Item 6. Exhibits and Reports on Form 8-K                       16

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                                                     March 31,
                                                                                       2002            December 31,
                                                                                    (Unaudited)            2001
                                                                                    -----------        -----------
Assets                                                                                      (In thousands)

Cash                                                                                 $      377         $      584
Trade accounts receivable, net of allowance for doubtful
     accounts of $1,308 in 2002 and $1,298 in 2001                                       68,008             74,336
Prepaid expenses and other current assets                                                28,602             25,628
Rental equipment, net of accumulated depreciation of
      $183,636 in 2002 and $178,046 in 2001                                             863,280            866,867
Property and equipment, net                                                              73,771             73,782
Deferred financing costs, net                                                            27,039             10,696
Goodwill                                                                                168,378            168,378
Other intangible assets, net                                                              3,459              3,679
Other assets                                                                             19,361             21,034
                                                                                     ----------         ----------
                                                                                     $1,252,275         $1,244,984
                                                                                     ==========         ==========

Liabilities and stockholder's deficit

Accounts payable and accrued expenses                                                $   53,171         $   50,287
Rents billed in advance                                                                  24,521             25,796
Long-term debt                                                                        1,022,048          1,022,972
Deferred income taxes                                                                   155,720            152,670
                                                                                     ----------         ----------

      Total liabilities                                                               1,255,460          1,251,725
                                                                                     ----------         ----------

Stockholder's deficit:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                                        33                 33
   Additional paid-in capital                                                           126,289            126,289
   Cumulative foreign currency translation adjustment                                    (1,587)            (1,505)
   Retained deficit                                                                    (127,920)          (131,558)
                                                                                     ----------         ----------

      Total stockholder's deficit                                                        (3,185)            (6,741)
                                                                                     ----------         ----------

                                                                                     $1,252,275         $1,244,984
                                                                                     ==========         ==========


See accompanying notes to consolidated financial statements.


                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)
                                                                                         2002             2001
                                                                                         ----             ----
                                                                                         (In thousands except
                                                                                      share and per share amounts)
Revenues
    Leasing                                                                           $ 58,196         $ 58,229
    Sales:
       New units                                                                        20,683           13,567
       Rental equipment                                                                  4,661            5,139
    Delivery and installation                                                           26,609           19,163
    Other                                                                                9,718            9,268
                                                                                       -------          -------
                    Total revenues                                                     119,867          105,366
                                                                                       -------          -------

Cost of sales and services
    Leasing:
       Depreciation and amortization                                                    10,723           10,370
       Other direct leasing costs                                                       11,488            9,365
    Sales:
       New units                                                                        17,076           10,980
       Rental equipment                                                                  3,725            3,971
    Delivery and installation                                                           22,006           15,336
    Other                                                                                2,061            1,553
                                                                                       -------          -------
                    Total costs of sales and services                                   67,079           51,575
                                                                                       -------          -------

                    Gross profit                                                        52,788           53,791
                                                                                       -------          -------

Selling, general and administrative expenses                                            21,507           21,470
Other depreciation and amortization                                                      3,334            4,506
Interest, including amortization of deferred
   financing costs                                                                      21,171           23,210
                                                                                       -------          -------

                    Total operating expenses                                            46,012           49,186
                                                                                       -------          -------

                    Income before income taxes                                           6,776            4,605
Income tax expense                                                                       3,049            2,072
                                                                                       -------          -------

                    Net Income                                                        $  3,727         $  2,533
                                                                                      ========         ========

Earnings per common share                                                             $   1.12         $   0.76
                                                                                      ========         ========
Dividends per common share                                                            $     --         $     --
                                                                                      ========         ========

Weighted average shares outstanding                                                  3,320,000        3,320,000
                                                                                     =========        =========

See accompanying notes to consolidated financial statements.


                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                        2002              2001
                                                                                        ----              ----
                                                                                            (In thousands)

Cash flows from operating activities
    Net income                                                                        $  3,727         $  2,533
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            17,500           16,139
               Provision for bad debts                                                   1,206              837
               Deferred income tax expense                                               3,050            2,072
               Non-cash option compensation expense                                         --              125
               Gain on sale of rental equipment                                           (936)          (1,168)
               Decrease in net trade accounts receivable                                 5,122              436
               Increase in accounts payable and
                  accrued expenses                                                       2,884            4,554
               Other                                                                    (3,305)            (368)
                                                                                       -------          -------

                    Net cash provided by operating activities                           29,248           25,160
                                                                                       -------          -------

Cash flows from investing activities
    Rental equipment additions                                                         (11,635)         (29,949)
    Proceeds from sales of rental equipment                                              4,661            5,139
    Purchases of property and equipment, net                                            (1,681)          (4,169)
    Net assets of business acquired                                                        --           (26,114)
                                                                                       -------          -------

                    Net cash used in investing activities                               (8,655)         (55,093)
                                                                                       -------          -------



                                                                                                    (continued)


                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                   Three months ended March 31, 2002 and 2001
                                   (Unaudited)




                                                                                        2002            2001
                                                                                        ----            ----
                                                                                           (In thousands)
Cash flows from financing activities
    Proceeds from debt                                                               $ 730,525        $ 142,044
    Repayment of debt                                                                 (731,508)        (113,477)
    Increase in deferred financing costs                                               (19,787)            (254)
    Amortization of bond discount                                                           59               --
    Payment of dividends                                                                   (89)             (12)
                                                                                     ---------        ---------

               Net cash provided by (used in) financing activities                     (20,800)          28,301
                                                                                     ---------        ---------

               Net decrease in cash                                                       (207)          (1,632)

Cash at beginning of period                                                                584            2,546
                                                                                     ---------        ---------

Cash at end of period                                                                $     377        $     914
                                                                                     =========        =========

Supplemental cash flow information:
    Cash paid for income taxes                                                       $     276        $     185
                                                                                     =========        =========

    Cash paid for interest                                                           $   7,263        $  12,367
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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
           (Dollars in thousands, except share and per share amounts)


(1) ORGANIZATION AND BASIS OF PRESENTATION

       Williams Scotsman, Inc. (the Company) is a wholly owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include two wholly owned subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease. Willscot and Williams Scotsman of Canada, Inc. are guarantors of the Company's credit facility and act as full and unconditional, and joint and several subordinated guarantors of the 9.875% senior notes.

       The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation.


(2) FINANCIAL STATEMENTS

       The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002 and its operating results and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results expected for the full year.

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


(3) NEW ACCOUNTING PRONOUNCEMENT

       In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002. With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.

       The Company has adopted SFAS No. 145 effective January 1, 2002. As a result, the $1.9 million of deferred financing costs relating to the Company's former credit facility that was expensed during the first quarter of 2002 is included in interest expense.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

       The Company has adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142 goodwill and certain identified intangibles with indefinite lives are no longer amortized, rather they are subject to annual impairment tests. The Company performed the first of these required tests during the quarter and determined that goodwill is not impaired. Prior to the adoption of this standard, goodwill was amortized on a straight line basis over 20 to 40 years. Amortization expense for the three months ended March 31, 2002 was $.2 million, which represents the amortization related to the identified intangible assets still required to be amortized under SFAS No. 142. These include covenants not to compete and customer base, which are being amortized on a straight line basis over periods of 24 to 228 months. Amortization expense relating to these identified intangibles for each of the next five years is as follows:

                                  2002     $732
                                  2003      650
                                  2004      495
                                  2005      484
                                  2006      152

       Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. We have reclassified this asset to goodwill. The effect of the adoption of SFAS No. 142 as of March 31, 2002 and December 31, 2001 is summarized in the following tables:

                               ------------ March 31, 2002 -----------     ----------- December 31, 2001----------
                                Gross                            Net         Gross                            Net
                              Carrying       Accumulated        Book       Carrying       Accumulated        Book
                               Amount       Amortization        Value       Amount       Amortization        Value
                              --------      ------------        -----      --------      ------------        -----
       Goodwill               $183,164         $15,215        $167,949     $183,164         $15,215        $167,949

       Intangible
         assets with
         indefinite
         lives as of
         January 1,
         2002
       ---------------------

           Assembled
           workforce          $    801         $   372        $    429     $    801         $   372        $   429





                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

                               ----------- March 31, 2002 -----------      ----------- December 31, 2001----------
                                Gross                            Net         Gross                            Net
                              Carrying       Accumulated        Book       Carrying       Accumulated        Book
                               Amount       Amortization        Value       Amount       Amortization        Value
                              --------      ------------        -----      --------      ------------        -----
       Intangible
         assets with
         finite lives
         as  of   January
         1, 2002
       ---------------------

           Non-
            compete
            agreements          $3,128         $1,336          $1,792        $3,128         $1,142          $1,986
           Customer
             base                2,000            333           1,667         2,000            307           1,693
                                ------         ------          ------        ------         ------          ------
                                $5,128         $1,669          $3,459        $5,128         $1,449          $3,679
                                ======         ======          ======        ======         ======          ======

      As required by SFAS No. 142, the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, 2001 is presented below for the three months ended March 31, 2001.

                                                      Three Months Ended
                                                        March 31, 2001
                                                        (In thousands)
                                                       -----------------

       Reported net income                                   $2,533
       Add back:
           Goodwill amortization (net of tax)                 1,148
                                                             ------
       Adjusted net income                                   $3,681
                                                             ======

       Earnings per share:
           Reported net income                               $ 0.76
                                                             ======
           Adjusted net income                               $ 1.11
                                                             ======


(5) LONG-TERM DEBT

       In February 2002, the Company issued $150,000 of additional 9.875% senior notes under its existing indenture. The additional notes, which are subject to all of the same terms and conditions as the $400,000 of previously issued notes, were issued at a price of 98.751%. Net proceeds from the issuance were used to permanently repay the outstanding balance of the term loan ($58,050 plus accrued interest) and to reduce outstanding borrowings under the then existing revolving credit facility.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

(5) LONG-TERM DEBT (continued)

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

(6) COMPREHENSIVE INCOME

       Total comprehensive income was $3,645 and $1,992 for the three months ended March 31, 2002 and 2001, respectively, which includes net income and the change in the foreign currency translation adjustment.


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


(8) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

       The 9.875% senior notes issued by the Company (Parent) are guaranteed by its wholly owned subsidiaries, Willscot Equipment, LLC, Williams Scotsman, of Canada, Inc., Space Master International, Inc., Evergreen Mobile Company, and Truck & Trailer Sales, Inc. (Guarantor Subsidiaries), which act as full and unconditional, and joint and several subordinated guarantors of the notes. See Note 1 for a description of the operations of Willscot. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. The following summarizes condensed consolidating financial information for the Company and Willscot and Williams Scotsman of Canada, Inc. Space Master International, Inc., Evergreen Mobile Company, and Truck & Trailer Sales, Inc do not have any assets or operations.

                    Williams Scotsman, Inc. and Subsidiaries

(8)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
     (Continued)


                                                                     As of March 31, 2002
                                                 -----------------------------------------------------------
                                                                 Guarantor
                                                     Parent     Subsidiaries   Eliminations    Consolidated
                                                 -----------------------------------------------------------
Balance Sheet
 Assets:
    Rental equipment, at cost                     $  284,307    $  762,609      $        -      $1,046,916
    Less accumulated depreciation                     58,501       125,135                         183,636
                                                 -----------------------------------------------------------
    Net rental equipment                             225,806       637,474               -         863,280

    Property and equipment, net                       72,926           845                          73,771
    Investment in subsidiaries                       622,304                      (622,304)              -
    Other assets                                     331,517        10,110         (26,403)        315,224
                                                 -----------------------------------------------------------
Total assets                                      $1,252,553    $  648,429      $ (648,707)     $1,252,275
                                                 ===========================================================

 Liabilities:
    Accounts payable and accrued expenses         $   51,862    $    1,309      $        -      $   53,171
    Long-term debt                                 1,022,048                                     1,022,048
    Other liabilities                                180,241        26,403         (26,403)        180,241
                                                 ------------------------------------------------------------
    Total liabilities                              1,254,151        27,712         (26,403)      1,255,460
                                                 ------------------------------------------------------------

 Equity (deficit):                                    (1,598)      620,717        (622,304)         (3,185)
                                                 ------------------------------------------------------------
 Total liabilities and stockholder's equity       $1,252,553    $  648,429      $ (648,707)     $1,252,275
(deficit):                                       ============================================================




                    Williams Scotsman, Inc. and Subsidiaries

(8) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (Continued)


                                                                  As of December 31, 2001
                                                 -----------------------------------------------------------
                                                                  Guarantor
                                                     Parent     Subsidiaries   Eliminations    Consolidated
                                                 -----------------------------------------------------------
Balance Sheet
 Assets:
    Rental equipment, at cost                     $  282,742    $  762,171      $        -      $1,044,913
    Less accumulated depreciation                     61,382       116,664                         178,046
                                                 -----------------------------------------------------------
    Net rental equipment                             221,360       645,507               -         866,867

    Property and equipment, net                       73,013           769                          73,782
    Investment in subsidiaries                       633,160                      (633,160)              -
    Other assets                                     316,734        10,670         (23,069)        304,335
                                                 -----------------------------------------------------------
Total assets                                      $1,244,267    $  656,946      $ (656,229)     $1,244,984
                                                 ===========================================================

 Liabilities:
     Accounts payable and accrued expenses        $   48,065         2,222      $        -      $   50,287
    Long-term debt                                 1,022,972                                     1,022,972
    Other liabilities                                178,466        23,069         (23,069)        178,466
                                                 -----------------------------------------------------------
    Total liabilities                              1,249,503        25,291         (23,069)      1,251,725
                                                 -----------------------------------------------------------

 Equity (deficit):                                    (5,236)      631,655        (633,160)         (6,741)
                                                 -----------------------------------------------------------
 Total liabilities and stockholder's equity       $1,244,267    $  656,946      $ (656,229)     $1,244,984
(deficit):                                       ===========================================================



                                                          For the 3 Months Ended March 31, 2002
                                                 ------------------------------------------------------------
                                                                   Guarantor
                                                     Parent      Subsidiaries     Eliminations  Consolidated
                                                 ------------------------------------------------------------
Results of Operations
Total revenues                                    $  114,830    $   23,628      $  (18,591)     $  119,867

Gross profit                                          51,267        13,681         (12,160)         52,788

Other expenses                                        45,461        12,711         (12,160)         46,012

Net income                                        $    2,757    $      970      $        -      $    3,727



                    Williams Scotsman, Inc. and Subsidiaries

(8) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (Continued)

                                                             For the 3 Months Ended March 31, 2001
                                                 ------------------------------------------------------------
                                                                   Guarantor
                                                     Parent      Subsidiaries   Eliminations   Consolidated
                                                 ------------------------------------------------------------
Results of Operations
Total revenues                                    $  103,619    $   19,707      $  (17,960)     $  105,366

Gross profit                                          52,960        12,477         (11,646)         53,791

Other expenses                                        48,862        11,970         (11,646)         49,186

Net income                                        $    2,026    $      507      $        -      $    2,533


                                                             For the 3 Months Ended March 31, 2002
                                                 ------------------------------------------------------------
                                                                  Guarantor
                                                      Parent     Subsidiaries   Eliminations   Consolidated
                                                 ------------------------------------------------------------
Cash Flows
Cash provided by operating activities             $   18,747    $   10,501      $        -      $   29,248

Cash   provided  by  (used  in)  investing             1,880       (10,535)                         (8,655)
activities
Cash used in financing activities                    (20,800)                                      (20,800)
                                                 ------------------------------------------------------------

Net change in cash                                      (173)          (34)              -            (207)
Cash at beginning of period                             (535)        1,119                             584
                                                 ------------------------------------------------------------

Cash (overdraft) at end of period                 $     (708)   $    1,085      $        -      $      377
                                                 ============================================================


                                                             For the 3 Months Ended March 31, 2001
                                                 ------------------------------------------------------------
                                                                  Guarantor
                                                      Parent     Subsidiaries   Eliminations   Consolidated
                                                 ------------------------------------------------------------
Cash Flows
Cash provided by operating activities             $   18,637    $    6,523      $        -      $   25,160

Cash used in investing activities                    (47,163)       (7,930)                        (55,093)

Cash provided by financing activities                 28,301                                        28,301
                                                 ------------------------------------------------------------

Net change in cash                                      (225)       (1,407)              -          (1,632)
Cash at beginning of period                              614         1,932                           2,546
                                                 ------------------------------------------------------------

 Cash at end of period                            $      389    $      525      $        -       $     914
                                                 ============================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward Looking Statements

   Some of the statements in this Form 10-Q for the quarter ended March 31, 2002 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and the ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; the ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

         In December 2001, the Securities and Exchange Commission (SEC) issued a statement regarding the selection and disclosure by public companies of critical accounting policies and practices. The SEC indicated that a critical accounting policy is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

         Allowance for doubtful accounts. We are required to estimate the collectibility of our trade receivables. Accordingly, allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments. We evaluate a variety of factors in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer.

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


Results of Operations

   Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001.

   Revenues in the quarter ended March 31, 2002 were $119.9 million; a $14.5 million or 13.8% increase from revenues of $105.4 million in the same period of 2001. The increase resulted from a $7.1 million or 52.5% increase in new unit sales revenue and a $7.4 million or 38.9% increase in delivery and installation revenue. The increases in sales of new units and delivery and installation revenue are primarily due to several large school projects. Leasing revenue was flat for the quarter as compared to the first quarter of 2001. Although our average lease fleet increased 4.1% to approximately 94,000 units at March 31, 2002, and our average monthly rental rate increased $3, these improvements were offset by an approximate 3% decrease in the average fleet utilization to 79%. The increase in the average monthly rental rate is primarily the result of changes in our fleet mix. The decrease in average fleet utilization is attributable to the continued softening economic and related business conditions.

   Gross profit for the quarter ended March 31, 2002 was $52.8 million, a $1.0 million or 1.9% decrease from the first quarter 2001 gross profit of $53.8 million. This decrease is primarily a result of a 6.5% decrease in leasing gross profit of $2.5 million, partially offset by a 39.4% or $1.0 million increase in new sale gross profit and a 20.3% or $.8 million increase in delivery and installation gross profit. The decrease in leasing gross profit is a result of a decrease in leasing margins from 66.1% in 2001 to 61.8% in 2002. Excluding depreciation and amortization, leasing margins decreased 3.6% from 83.9% in 2001 to 80.3% in 2002. This margin suppression was attributable to a decline in average fleet utilization coupled with incremental costs associated with increased turnover of existing fleet. The increase in new unit sales and delivery and installation gross profit is the result of the increase in revenue described above.

   Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2002 were $21.5 million and consistent with first quarter of 2001 levels. This was achieved by continuing our cost control initiatives implemented in the second half of 2001.

   Interest expense decreased by $2.0 million or 8.8% to $21.2 million in 2002 from 2001. This decrease is the result of a decrease of approximately 380 basis points in effective interest rates on our variable rate debt for the three months, offset by (a) incremental bond interest expense on the additional $150 million of senior notes and (b) the additional amortization of deferred financing fees, both those incurred relating to the additional $150 million of senior notes and our new credit facility, as well as those relating to our former credit facility that were fully amortized during the quarter.


Liquidity and Capital Resources

   During the three months ended March 31, 2002 and 2001, our principal source of funds consisted of cash flow from operating activities of $29.2 million and $25.2 million, respectively. These were largely generated by the rental of units from our lease fleet and sales of new mobile office units. In addition, financing activities were a major source of funds for the three months ended March 31, 2001.

   We believe that EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define EBITDA as earnings before interest, income taxes, depreciation and amortization, and non-cash charges. EBITDA as we define it, does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to cash flow as a measure of liquidity, nor should it be considered as an alternative to net income as an indicator of our operating performance. Our EBITDA slightly decreased by $.8 million or 1.9% to $42.0 million for the first quarter of 2002 compared to $42.8 million for the same period of 2001. This decrease in EBITDA is a result of the decrease in gross profit described above.

   Cash flow used in investing activities was $8.7 million and $55.1 million for the three months ended March 31, 2002 and 2001, respectively. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The decline in cash flow used in investing activities between March, 2002 and March, 2001 is primarily attributable to (a) the February 1, 2001 net asset acquisition for approximately $26.1 million which added over 1,600 units at a value of approximately $21.5 million, and (b) an $18.3 million reduction in discretionary purchases of new lease fleet units in response to continued softening economic and related business conditions and the resultant decline in our average fleet utilization.

   Cash used in financing activities of $20.8 million for the three months ended March 31, 2002 was primarily for deferred financing fees incurred relating to the issuance of additional notes and our new credit facility. Cash provided by financing activities of $28.3 million during the first quarter of 2001 was primarily from borrowings under our then existing revolving credit facility.

   In February 2002, we issued $150 million of additional 9.875% senior notes due 2007 under our existing indenture. Net proceeds from the issuance were used to permanently repay our $58.1 million term loan and to repay borrowings under the existing revolving credit facility. On March 26, 2002, we entered into a new credit facility providing for revolver borrowings up to $460 million and a $210 million term loan.

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

   Availability under the Credit Agreement was $153.8 million at March 31, 2002. We believe we will have sufficient liquidity under our new revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.

                           PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K.

   (a)          Exhibits.

Exhibit Number

10.1-- Credit Agreement dated as of March 26, 2002 among Scotsman Holdings, Inc., Williams Scotsman, Inc., the lenders party thereto from time to time and Bankers Trust Company, as Administrative Agent (incorporated by reference to Exhibit
                10.1 of the Registration Statement on Form S-4, Commission File No.333-86482).

  (b)           Reports on Form 8-K.

                In a report dated February 7, 2002, the Company announced its earnings for the fourth quarter and year ended December 31, 2002, and its proposal to offer $100 million of its 9 7/8% Senior Notes due 2007

                In a report dated February 21, 2002, the Company announced that it had completed a private offering of $150 million of its 9 7/8% Senior Notes due 2007. The size of the offering was increased from the previously announced $100 million. The proceeds of this offering were used primarily to repay a portion of the Company's indebtedness under its existing credit agreement.

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


Dated: May 13, 2002