Form 10-Q
period 2002-09-30
WILLIAMS SCOTSMAN INC
filed 2002-11-14
CIK 869231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    [x]                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         The Registrant is a 100% owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of November 14, 2002 Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                             WILLIAMS SCOTSMAN, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                           Page
                                                                            ----


         Safe Harbor Statement                                                1

         Item 1.  Financial Statements


         Consolidated Balance Sheets at September 30, 2002                    2
         and December 31, 2001

         Consolidated Statements of Operations for the three                  3
         and nine months ended September 30, 2002 and 2001

         Consolidated Statements of Cash Flows for the nine                   4
         months ended September 30, 2002 and 2001

         Notes to Consolidated Financial Statements                           5


         Item 2.  Management's Discussion and Analysis of                    12
                       Financial Condition and Results of Operations

         Item 4. Controls and Procedures                                     17


         CERTIFICATIONS                                                      19



PART II  -  OTHER  INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                           23

SAFE  HARBOR  STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements in this Form 10-Q for the quarter ended September 30, 2002 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                                                                September 30,
                                                                                    2002            December 31,
                                                                                 (Unaudited)            2001
                                                                                -------------        -----------
Assets                                                                                    (In thousands)

Cash                                                                            $         450       $        584
Trade accounts receivable, net of allowance for doubtful
     accounts of $1,317 in 2002 and $1,298 in 2001                                     68,957             74,336
Prepaid expenses and other current assets                                              25,358             25,628
Rental equipment, net of accumulated depreciation of
     $200,360 in 2002 and $178,046 in 2001                                            859,389            866,867
Property and equipment, net                                                            74,146             73,782
Deferred financing costs, net                                                          25,055             10,696
Goodwill                                                                              168,956            168,378
Other intangible assets, net                                                            3,433              3,679
Other assets                                                                           21,910             21,034
                                                                                    ---------          ---------
                                                                                $   1,247,654        $ 1,244,984
                                                                                    =========          =========

Liabilities and stockholder's equity (deficit)

Accounts payable and accrued expenses                                           $      42,448        $    45,506
Accrued interest                                                                       22,269              4,781
Rents billed in advance                                                                19,013             25,796
Long-term debt                                                                        995,427          1,022,972
Deferred income taxes                                                                 161,639            152,670
                                                                                    ---------          ---------

      Total liabilities                                                             1,240,796          1,251,725
                                                                                    ---------          ---------

Stockholder's equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                                      33                 33
   Additional paid-in capital                                                         126,289            126,289
   Cumulative foreign currency translation adjustment                                  (1,408)            (1,505)
   Retained deficit                                                                  (118,056)          (131,558)
                                                                                    ---------          ---------

      Total stockholder's equity (deficit)                                              6,858             (6,741)
                                                                                    ---------          ---------

                                                                                $   1,247,654        $ 1,244,984
                                                                                    =========          =========


See accompanying notes to consolidated financial statements.



                                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Operations
                           Three and nine months ended September 30, 2002 and 2001
                                                (Unaudited)

                                                                 Three months ended                   Nine months ended
                                                                     September 30,                        September 30,
                                                               -----------------------               ---------------------
                                                                 2002            2001                 2002          2001
                                                                 ----            ----                 ----          ----
                                                                    (In thousands except share and per share amounts)
Revenues

Leasing                                                        $ 56,075       $ 60,236              $171,718      $178,003
Sales:
     New units                                                   31,902         33,375                73,167        69,670
     Rental equipment                                             8,391          5,566                18,570        15,829
   Delivery and installation                                     28,538         30,209                77,642        71,230
   Other                                                         12,376         11,505                32,149        31,422
                                                                -------        -------               -------      --------
         Total revenues                                         137,282        140,891               373,246       366,154
                                                                -------        -------               -------       -------
Costs of sales and services
   Leasing:
     Depreciation and amortization                               11,700         10,398                33,396        31,163
     Other direct leasing costs                                  12,209         11,986                35,750        31,931
   Sales:
New units                                                        26,934         27,918                61,305        57,414
     Rental equipment                                             6,341          4,074                14,279        11,947
   Delivery and installation                                     23,829         24,321                64,009        56,337
   Other                                                          3,142          2,636                 7,166         5,925
                                                                 ------         ------               -------       -------
         Total costs of sales and services                       84,155         81,333               215,905       194,717
                                                                 ------         ------               -------       -------

         Gross profit                                            53,127         59,558               157,341       171,437
                                                                 ------         ------               -------       -------

Selling, general and administrative expenses                     19,219         20,573                60,559        62,815
Other depreciation and amortization                               3,311          4,386                 9,961        13,689
Interest, including amortization of deferred
     financing costs                                             21,582         20,918                64,114        66,056
Non-cash charge for casualty loss                                   --              --                    --         1,500
                                                                 ------         ------               -------       -------
         Total operating expenses                                44,112         45,877               134,634       144,060
                                                                 ------         ------               -------       -------

         Income before income taxes                               9,015         13,681                22,707        27,377
Income tax expense                                                3,606          6,156                 9,083        12,361
                                                                  -----          -----                 -----        ------

                  Net Income                                   $  5,409       $  7,525              $ 13,624      $ 15,016
                                                                  =====          =====                ======        ======

Earnings per common share                                      $   1.63       $   2.27              $   4.10      $   4.52
                                                                 ======         ======                ======        ======
Dividends per common share                                     $     --       $   0.01              $   0.04      $   0.01
                                                                 ======         ======                ======        ======

Weighted average shares outstanding                           3,320,000      3,320,000             3,320,000     3,320,000
                                                              =========      =========             =========     =========

See accompanying notes to consolidated financial statements.
                                                            3




                                      WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                     Nine months ended September 30, 2002 and 2001
                                                     (Unaudited)

                                                                                        2002              2001
                                                                                        ----              ----
                                                                                            (In thousands)
Cash flows from operating activities
    Net income                                                                     $    13,624        $  15,016
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            49,264           48,762
               Provision for bad debts                                                   2,403            2,573
               Deferred income tax expense                                               8,969           12,320
               Non-cash option compensation expense                                         --              374
               Gain on sale of rental equipment                                         (4,291)          (3,882)
               Decrease (increase) in trade accounts receivable                          2,976          (35,112)
               Increase in accounts payable and accrued
                    expenses, including reserve for casualty loss in 2001               14,210           11,212
               Other                                                                    (6,893)          (7,432)
                                                                                        ------           ------
                    Net cash provided by operating activities                           80,262           43,831
                                                                                        ------           ------

Cash flows from investing activities
    Rental equipment additions                                                         (38,387)         (93,150)
    Proceeds from sales of rental equipment                                             18,570           15,829
    Purchases of property and equipment, net                                            (5,474)         (14,025)
    Net assets of businesses acquired                                                   (7,173)         (26,114)
                                                                                        ------          -------
                    Net cash used in investing activities                              (32,464)        (117,460)
                                                                                        ------          -------

Cash flows from financing activities
    Proceeds from debt                                                               1,007,417          418,251
    Repayment of debt                                                               (1,035,199)        (346,192)
    Increase in deferred financing costs                                               (20,266)            (544)
    Amortization of bond discount                                                          238               --
    Payment of dividends                                                                  (122)             (49)
                                                                                     ---------          -------
                    Net cash (used in) provided by financing activities                (47,932)          71,466
                                                                                     ---------          -------

                    Net decrease in cash                                                  (134)          (2,163)

Cash at beginning of period                                                                584            2,546
                                                                                     ---------          -------

Cash at end of period                                                              $       450        $     383
                                                                                     =========          =======

Supplemental cash flow information:
    Cash paid for income taxes                                                     $       443        $     302
                                                                                     =========          =======

    Cash paid for interest                                                         $    43,367        $  61,020
                                                                                     =========          =======


See accompanying notes to consolidated financial statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
           (Dollars in thousands, except share and per share amounts)

(1) ORGANIZATION AND BASIS OF PRESENTATION

    Williams Scotsman, Inc. (the Company) is a 100% owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation, which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include its 100% owned subsidiaries, Willscot Equipment, LLC (Willscot), and Williams Scotsman of Canada, Inc. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease. These 100% owned subsidiaries are guarantors of the Company's credit facility. The 9.875% senior exchange notes are fully and unconditionally guaranteed on a senior unsecured basis by our 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the notes on a subordinated basis.

    The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation.

(2) FINANCIAL STATEMENTS

    The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2002, the consolidated statement of operations for the nine and three months ended September 30, 2002 and 2001, and the consolidated statement of cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results expected for the full year.

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

(3) NEW ACCOUNTING PRONOUNCEMENT

    In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002. With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.

    The Company has adopted SFAS No.145 effective January 1, 2002. As a result, the $1.6 million of deferred financing costs relating to the Company's former credit agreement that was expensed during the nine month period ended September 30, 2002 is included in interest expense.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company has adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142 goodwill and certain identified intangibles with indefinite lives are no longer amortized, rather they are subject to annual impairment tests. The Company performed the first of these required tests during the first quarter of 2002 and determined that goodwill is not impaired. Prior to the adoption of this standard, goodwill was amortized on a straight-line basis over 20 to 40 years. Amortization expense for the nine months ended September 30, 2002 was $.6 million, which represents the amortization related to the identified intangible assets still required to be amortized under SFAS No. 142. These include covenants not to compete and customer base, which are being amortized on a straight-line basis over periods of 24 to 228 months. Amortization expense relating to these identified intangibles for each of the next five years is as follows:

                                   2002         $758
                                   2003          713
                                   2004          559
                                   2005          548
                                   2006          215

    Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. The Company has reclassified this asset to goodwill. The effect of the adoption of SFAS No. 142 as of September 30, 2002 and December 31, 2001 is summarized in the following tables:


                              ----------- September 30, 2002 ---------      ------------ December 31, 2001------------
                                Gross                            Net          Gross                              Net
                              Carrying       Accumulated        Book        Carrying       Accumulated          Book
                               Amount       Amortization        Value         Amount       Amortization         Value
                              --------      ------------        -----       ---------      ------------        -------

       Goodwill               $183,742      $     15,215     $168,527        $183,164           $15,215       $167,949

       Intangible
         assets with
         indefinite
         lives as of
         January 1,
         2002
       ---------------


           Assembled
             Workforce        $    801      $        372     $    429        $    801           $   372       $    429


                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

                               --------- September 30, 2002 ---------       ------------ December 31, 2001-----------
                                Gross                            Net          Gross                              Net
                              Carrying       Accumulated        Book        Carrying       Accumulated          Book
                               Amount       Amortization        Value         Amount       Amortization         Value
                              --------      ------------        -----       --------       ------------         -----


    Intangible
      Assets with
      Finite lives
      as of January
      1, 2002
    ---------------


        Non-
         Compete

         Agreements             $3,445            $1,626       $1,819         $3,128             $1,142        $1,986
        Customer
          Base                   2,000               386        1,614          2,000                307         1,693
                                 -----             -----        -----          -----              -----         -----
                                $5,445            $2,012       $3,433         $5,128             $1,449        $3,679
                                ======             =====        =====          =====              =====         =====

    As required by SFAS No. 142, the results for the prior year's quarters have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, 2001 is presented below for the nine and three month periods ended September 30, 2001.



                                                    Nine Months Ended      Three Months Ended
                                                   September 30, 2001      September 30, 2001
                                                   ------------------      ------------------



       Reported net income                               $15,016                $7,525
       Add back:
           Goodwill amortization (net of tax)              3,444                 1,148
                                                           -----                 -----
       Adjusted net income                               $18,460                $8,673
                                                         =======                 =====

       Earnings per share:
           Reported net income                             $4.52                $ 2.27
                                                           =====                 =====
           Adjusted net income                             $5.56                $ 2.61
                                                           =====                 =====

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(5) COMPREHENSIVE INCOME

    Total comprehensive income was $13,721 and $14,247 for the nine months ended September 30, 2002 and 2001, respectively, and $4,011 and $6,669 for the three months ended September 30, 2002 and 2001, respectively, which consists of net income and the change in the foreign currency translation adjustment.


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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(7) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The 9.875% senior exchange notes are fully and unconditionally guaranteed on a senior unsecured basis by our 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales,
    Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the notes on a subordinated basis. These 100% owned subsidiaries (Guarantor Subsidiaries), act as joint and several guarantors of the notes. See Note 1 for a description of the operations of Willscot. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income.

    The following presents condensed consolidating financial information for the Company and the Guarantor Subsidiaries. Under the provisions of the previous credit facility, Williams Scotsman of Canada, Inc. was not considered a guarantor subsidiary, and therefore, its net assets and operations were properly excluded from the condensed financial information of the guarantor subsidiaries during the periods ended
    September 30, 2001 and December 31, 2001. The prior year amounts contained below have been adjusted to conform to current year presentation by reclassifying all of the 100% owned subsidiaries as Guarantor Subsidiaries. Space Master International, Inc., Evergreen Mobile Company, and Truck & Trailer Sales, Inc. do not have any assets or operations.



                                                                   As of September 30, 2002
                                                 ---------------------------------------------------------
                                                                  Guarantor
                                                    Parent      Subsidiaries   Eliminations   Consolidated
                                                 -----------   -------------   ------------   ------------
    Balance Sheet
    Assets:

       Rental equipment, at cost                 $    292,490   $     767,259  $               $  1,059,749
                                                                                        -
       Less accumulated depreciation                   63,147         137,213              -        200,360
                                                  -----------    ------------   ------------    -----------
       Net rental equipment                           229,343         630,046              -        859,389

       Property and equipment, net                     73,207             939              -         74,146
       Investment in subsidiaries                     605,453               -       (605,453)             -
       Other assets                                   340,258          10,048        (36,187)       314,119
                                                  -----------    ------------   ------------    -----------
                                                 $  1,248,261   $     641,033  $    (641,640)  $  1,247,654
                                                  ===========    ============   ============    ===========

    Liabilities:
          Accounts payable and accrued
          expenses                               $     64,353   $         364  $           -   $     64,717
          Long-term debt                              995,427               -              -        995,427
          Other liabilities                           180,215          36,624        (36,187)       180,652
                                                   ----------    ------------   ------------    -----------
    Total liabilities                               1,239,995          36,988        (36,187)     1,240,796
                                                   ----------    ------------   ------------    -----------

    Equity:                                             8,266         604,045       (605,453)         6,858
                                                   ----------    ------------   ------------    -----------
                                                 $  1,248,261   $     641,033  $    (641,640)  $  1,247,654
                                                  ===========    ============   ============    ===========

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(7) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (continued)
                                                                    As of December 31, 2001
                                                 ----------------------------------------------------------
                                                                   Guarantor
                                                    Parent       Subsidiaries   Eliminations   Consolidated
                                                 ------------    ------------   ------------   ------------
Balance Sheet
Assets:

    Rental equipment, at cost                    $    282,710   $     762,203  $           -   $  1,044,913
    Less accumulated depreciation                      61,382         116,664              -        178,046
                                                  -----------    ------------   ------------    -----------
    Net rental equipment                              221,328         645,539              -        866,867

    Property and equipment, net                        73,013             769              -         73,782
    Investment in subsidiaries                        633,158               -       (633,158)             -
    Other assets                                      316,767          11,464        (23,896)       304,335
                                                  -----------    ------------   ------------    -----------
                                                 $  1,244,266   $     657,772  $    (657,054)  $  1,244,984
                                                  ===========    ============   ============    ===========

Liabilities:
      Accounts payable and accrued expenses      $     48,438   $       1,849  $           -   $     50,287
      Long-term debt                                1,022,972               -              -      1,022,972
      Other liabilities                               178,092          24,270        (23,896)       178,466
                                                  -----------    ------------   ------------    -----------
      Total liabilities                             1,249,502          26,119        (23,896)     1,251,725
                                                  -----------    ------------   ------------    -----------
  Equity (deficit):                                    (5,236)        631,653       (633,158)        (6,741)
                                                  -----------    ------------   ------------    -----------
                                                 $  1,244,266   $     657,772  $    (657,054)  $  1,244,984
                                                  ===========    ============   ============    ===========

                                                         For the 9 Months Ended September 30, 2002
                                                 ----------------------------------------------------------
                                                                  Guarantor
                                                     Parent      Subsidiaries   Eliminations   Consolidated
                                                  -----------    ------------   ------------   ------------
Results of Operations
Total revenues                                   $    360,998   $      67,719  $     (55,471)  $    373,246

Gross profit                                          152,914          40,022        (35,595)       157,341

Other expenses                                        141,900          37,412        (35,595)       143,717

Net income                                       $     11,014   $       2,610  $           -   $     13,624


                                                         For the 9 Months Ended September 30, 2001
                                                 ----------------------------------------------------------
                                                                  Guarantor
                                                     Parent      Subsidiaries   Eliminations   Consolidated
                                                  ------------  -------------   ------------   ------------
Results of Operations
Total revenues                                   $    358,990   $      62,246  $     (55,082)  $    366,154

Gross profit                                          168,322          38,885        (35,770)       171,437

Other expenses                                        155,217          36,974        (35,770)       156,421

Net income                                       $     13,105   $       1,911  $           -   $     15,016



                    Williams Scotsman, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


(7) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (continued)
                                                         For the 9 Months Ended September 30, 2002
                                                 ----------------------------------------------------------
                                                                  Guarantor
                                                    Parent       Subsidiaries   Eliminations   Consolidated
                                                 ------------    ------------   ------------   ------------
Cash Flows

Cash provided by operating activities            $     44,309   $     35,953   $           -   $     80,262

Cash provided by (used in) investing activities         3,513        (35,977)              -        (32,464)

Cash used in financing activities                     (47,932)             -               -        (47,932)
                                                  -----------    -----------    ------------    -----------

Net change in cash                                       (110)           (24)              -           (134)
Cash (overdraft) at beginning of period                  (535)         1,119               -            584
                                                  -----------    -----------    ------------    -----------

Cash (overdraft) at end of period                $       (645)  $      1,095   $           -   $        450
                                                  ===========    ===========    ============    ===========





                                                         For the 9 Months Ended September 30, 2001
                                                 ----------------------------------------------------------
                                                                   Guarantor
                                                    Parent       Subsidiaries   Eliminations   Consolidated
                                                 ------------    -------------  ------------   ------------
Cash Flows
Cash provided by operating activities            $     24,364   $     19,467   $           -   $     43,831

Cash used in investing activities                     (56,967)       (60,493)              -       (117,460)

Cash provided by financing activities                  30,088         41,378               -         71,466
                                                  -----------    -----------    ------------   ------------

Net change in cash                                     (2,515)           352               -         (2,163)
Cash at beginning of period                               614          1,932               -          2,546

                                                  -----------    -----------    ------------   ------------
Cash (overdraft) at end of period                $     (1,901)  $      2,284   $           -  $         383
                                                  ===========    ===========    ============   ============


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

         In December 2001, the Securities and Exchange Commission issued a statement regarding the selection and disclosure by public companies of critical accounting policies and practices. The Commission indicated that a critical accounting policy is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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


Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001.

   Revenues in the quarter ended September 30, 2002 were $137.3 million, a $3.6 million or 2.6% decrease from revenues of $140.9 million in the same period of 2001. The decrease primarily resulted from a $4.2 million or 6.9% decrease in leasing revenue, a $1.7 million or 5.5% decrease in delivery and installation revenues, and a $1.5 million, or 4.4% decrease in sales of new units. These decreases were partially offset by a $2.8 million or 50.8% increase in sales of rental equipment and a $.9 million, or 7.6% increase in other revenue. The decrease in leasing revenue is the result of a 4% decrease in the average fleet utilization to 78%. The decrease in average fleet utilization, delivery and installation revenue, and new sales revenue is attributable to the continued soft economy and related business conditions. The increases in sales of rental equipment and other revenue are attributable to several large school projects.

   Gross profit for the quarter ended September 30, 2002 was $53.1 million, a $6.4 million or 10.8% decrease from the third quarter 2001 gross profit of $59.6 million. This decrease is primarily a result of a 15.0% decrease in leasing gross profit of $5.7 million, and a 20.0% or $1.2 million decrease in delivery and installation gross profit, partially offset by a $.6 million or 37.4% increase in sale of rental equipment gross profit and a $.4 million, or 4.1% increase in other gross profit. The decrease in leasing gross profit is a result of the decrease in revenue described above. Additionally, leasing margins decreased from 62.8% in the quarter ended September 30, 2001 to 57.4% in the same period of 2002. Excluding depreciation and amortization, leasing margins decreased 1.9% from 80.1% in the quarter ended September 30, 2001 to 78.2% in the same period in 2002. This margin suppression was attributable to a decline in lease revenue caused by the drop in average fleet utilization, combined with fleet quality improvement initiatives and increased turnover of used equipment. The decrease in the delivery and installation gross profit is the result of competitive pressures, a greater mix of lower margin, modular building projects over the same period in 2001, and additional redeployment costs incurred to move fleet within neighboring markets in lieu of purchasing new rental equipment. The increases in sales of rental equipment, and other gross profit are a result of the increases in revenue described above.

   Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2002 were $19.2 million, a $1.4 million or 6.6% decrease from the third quarter of 2001 SG&A expenses of $20.6 million. The overall decreases in SG&A expense are due to our continued cost control initiatives that commenced in the second half of 2001, partially offset by increased insurance and property costs.

   Interest expense increased by approximately $.7 million or 3.2% to $21.6 million for the three months ended September 30, 2002 from $20.9 million in the same period in 2001. This net increase is the result of (a) interest expense incurred on the additional $150 million of senior notes and (b) the additional amortization of deferred financing fees, relating to the additional $150 million of senior notes and our new credit facility, partially offset by a decrease of approximately 60 basis points in effective interest rates on our variable rate debt for the three months, and a $167.3 million or 26.7% decrease in the average credit facility debt over the same period of 2002.

   The decrease in the effective income tax rate was primarily due to goodwill, which was not deductible for tax purposes, no longer being amortized. The impact of the non-amortization increased net income by $1.1 million for the three months ended September 30, 2002. See Note 4 Goodwill and Other Intangible Assets.


Nine  Months  Ended   September  30,   2002  Compared  with  Nine  Months  Ended
September 30, 2001.

   Revenues in the nine months ended September 30, 2002 were $373.2 million, a $7.1 million or 1.9% increase from revenues of $366.2 million in the same period of 2001. The increase primarily resulted from a $6.4 million or 9.0% increase in delivery and installation revenue, a $3.5 million or 5.0% increase in sales of new units, a $2.7 million or 17.3% increase in sales of rental equipment, and a $.7 million or 2.3% increase in other revenue, substantially offset by a $6.3 million or 3.5% decrease in leasing revenue. The decrease in leasing revenue is the result of a 4% decrease in the average fleet utilization to 78%. The decrease in average fleet utilization is attributable to the continued soft economy and related business conditions. The increases in delivery and installation revenue, sales of new units and rental equipment, and other revenue are primarily attributable to several large school projects.

   Gross profit for the nine months ended September 30, 2002 was $157.3 million, a $14.1 million or 8.2% decrease from the same period of 2001 of $171.4 million. This decrease is primarily a result of a 10.7% decrease in leasing gross profit of $12.3 million, and an 8.5% or $1.3 million decrease in delivery and installation gross profit. The decrease in leasing gross profit is a result of the decrease in leasing revenue described above and a decrease in leasing margins from 64.6% in the nine months ended September 30, 2001 to 59.7% in the same period in 2002. Excluding depreciation and amortization, leasing margins decreased 2.9% from 82.1% in the nine months ended September 30, 2001 to 79.2% in the same period in 2002. This margin suppression was attributable to a decline in lease revenue caused by the drop in average fleet utilization, combined with fleet quality improvement initiatives and increased turnover of used equipment. The decrease in the delivery and installation gross profit is the result of competitive pressures, a greater mix of lower margin, modular building projects over the same period in 2001, and additional redeployment costs incurred to move fleet within neighboring markets in lieu of purchasing new rental equipment.

   SG&A expenses for the nine months ended September 30, 2002 were $60.6 million, a $2.3 million or 3.6% decrease from SG&A expenses of $62.8 million for the nine months ended September 30, 2001. The overall decrease in SG&A expense is due to our continued cost control initiatives that commenced in the second half of 2001, partially offset by increased insurance and property costs.

   Interest expense decreased by $2.0 million or 2.9% to $64.1 million for the nine months ended September 30, 2002 from $66.1 million in the same period in 2001. This net decrease is the result of a decrease of approximately 200 basis points in effective interest rates on our variable rate debt for the nine months, and a $110.0 million or 18.3% decrease in the average credit facility debt over the same period of 2002, partially offset by (a) interest expense on the additional $150 million of senior notes and (b) the additional amortization of deferred financing fees, resulting from the additional $150 million of senior notes and the refinancing of our credit facility.

   The decrease in the effective income tax rate was primarily due to goodwill, which was not deductible for tax purposes, no longer being amortized. The impact of the non-amortization increased net income by $3.4 million for the nine months ended September 30, 2002. See Note 4 Goodwill and Other Intangible Assets.


Liquidity and Capital Resources

   During the nine months ended September 30, 2002 and 2001, our principal source of funds consisted of cash flow from operating activities of $80.3 million and $43.8 million, respectively. These were largely generated by the rental of units from our lease fleet. In addition, financing activities were a major source of funds for the nine months ended September 30, 2001.

   We believe that EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define EBITDA as earnings before deducting interest, income taxes, depreciation, and amortization. In 2001, EBITDA is adjusted to exclude a $1.5 million noncash charge related to a casualty loss. We utilize EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our EBITDA decreased by $10.0 million or 7.1% to $130.2 million for the nine months ended September 30, 2002 compared to $140.2 million for the same period of 2001. This decrease in EBITDA is a result of the decrease in gross profit described above.

   Cash flow used in investing activities was $32.5 million and $117.5 million for the nine months ended September 30, 2002 and 2001, respectively. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. The decline in cash flow used in investing activities between the nine months ended September 30, 2002 and September 30, 2001 is primarily attributable to a $54.8 million reduction in discretionary purchases of new lease fleet units in response to the continued soft economy and related business conditions, combined with a reduction in acquisition activity of $18.9 million.

   Cash used in financing activities of $47.9 million for the nine months ended September 30, 2002 was largely for deferred financing fees incurred relating to the issuance of additional notes and our new credit facility and the repayment of debt. Cash provided by financing activities of $71.5 million during the nine months ended September 30, 2001 was primarily from borrowings under our then existing revolving credit facility.

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

   Availability under the Credit Agreement was $189.8 million at September 30, 2002. We believe we will have sufficient liquidity under our new revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.

Item 4. Controls and Procedures

                (a)   Evaluation of disclosure controls and procedures.

                      Our Chief Executive Officer, who presently is also the acting Chief Financial Officer has concluded, based on his evaluation as of a date within 90 days prior to the date of filing of this quarterly report, that our disclosure controls and procedures are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


                (b)   Changes in Internal Controls.

                      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WILLIAMS SCOTSMAN, INC.



                                                By:/s/ Gerard E. Holthaus
                                                  ------------------------
                                                  Gerard E. Holthaus
                                                  Chief Executive Officer and
                                                  Acting Chief Financial Officer

Dated: November 14, 2002

                                 CERTIFICATIONS

         I, Gerard E. Holthaus, Chief Executive Officer, certify, that:

                           (1) I have  reviewed  this  quarterly  report on Form
                               10-Q of Williams Scotsman, Inc.;

                           (2) Based on my knowledge, this quarterly report does
                               not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                           (3) Based on my knowledge,  the financial statements,
                               and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                           (4) The registrant's other certifying  officers and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                     a) designed  such  disclosure  controls and
                                        procedures   to  ensure  that   material
                                        information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                     b) evaluated  the   effectiveness   of  the
                                        registrant's   disclosure  controls  and
                                        procedures  as of a date  within 90 days
                                        prior  to  the   filing   date  of  this
                                        quarterly    report   (the   "Evaluation
                                        Date"); and

                                     c) presented in this  quarterly  report our
                                        conclusions  about the  effectiveness of
                                        the  disclosure  controls and procedures
                                        based  on  our   evaluation  as  of  the
                                        Evaluation Date;

                           (5) The registrant's other certifying  officers and I
                               have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                     a) all  significant   deficiencies  in  the
                                        design or operation of internal controls
                                        which   could   adversely   affect   the
                                        registrant's ability to record, process,
                                        summarize and report  financial data and
                                        have  identified  for  the  registrant's
                                        auditors  any  material   weaknesses  in
                                        internal controls; and

                                     b) any fraud, whether or not material, that
                                        involves management or other employees who have a significant role in the registrant's internal controls; and


                           (6) The registrant's other certifying  officers and I
                               have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         November 14, 2002

                                 CERTIFICATIONS

         I, Gerard E. Holthaus, acting Chief Financial Officer, certify, that:

                           (1) I have  reviewed  this  quarterly  report on Form
                               10-Q of Williams Scotsman, Inc.;

                           (2) Based on my knowledge, this quarterly report does
                               not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                           (3) Based on my knowledge,  the financial statements,
                               and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                           (4) The registrant's other certifying  officers and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                     a) designed  such  disclosure  controls and
                                        procedures   to  ensure  that   material
                                        information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                     b) evaluated  the   effectiveness   of  the
                                        registrant's   disclosure  controls  and
                                        procedures  as of a date  within 90 days
                                        prior  to  the   filing   date  of  this
                                        quarterly    report   (the   "Evaluation
                                        Date"); and

                                     c) presented in this  quarterly  report our
                                        conclusions  about the  effectiveness of
                                        the  disclosure  controls and procedures
                                        based  on  our   evaluation  as  of  the
                                        Evaluation Date;

                           (5) The registrant's other certifying  officers and I
                               have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                     a) all  significant   deficiencies  in  the
                                        design or operation of internal controls
                                        which   could   adversely   affect   the
                                        registrant's ability to record, process,
                                        summarize and report  financial data and
                                        have  identified  for  the  registrant's
                                        auditors  any  material   weaknesses  in
                                        internal controls; and

                                     b) any fraud, whether or not material, that
                                        involves management or other employees who have a significant role in the registrant's internal controls; and


                           (6) The registrant's other certifying  officers and I
                               have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Acting Chief Financial Officer

         November 14, 2002

PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

             (a)     Exhibits

                     99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company

                     99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, acting Chief Financial Officer of the Company



             (b)     Reports on Form 8-K

                     In a report dated October 11, 2002, the Company announced the resignation of its Chief Financial Officer (CFO), Gerard E. Keefe. Gerard E. Holthaus, Chief Executive Officer of the Company will assume the additional duties of CFO until a replacement is named.

Exhibit Number

99.1--   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company

         In connection with the Quarterly Report of Williams Scotsman, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, Chief Executive Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                        (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

                        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         November 14, 2002

Exhibit Number

99.2--   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, acting Chief Financial Officer of the Company

         In connection with the Quarterly Report of Williams Scotsman, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, acting Chief Financial Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                        (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

                        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Acting Chief Financial Officer

         November 14, 2002