Form 10-Q/A
period 2002-06-30
WILLIAMS SCOTSMAN INC
filed 2003-02-13
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q/A No.1


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

                                    None
(Former name, former address and former fiscal year-if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        The Registrant is a 100% owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of February 11, 2003 Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                                EXPLANATORY NOTE

     This Form 10-Q/A No. 1 is filed to amend Williams Scotsman, Inc. Form 10-Q for the quarter ended June 30, 2002 to include restated financial statements and to amend and restate each item of Williams Scotsman, Inc.'s Quarterly Report on Form 10-Q which has been affected by the financial statement restatement. The restatement is described under the heading "MD&A - Restatement of Financial
Statements" included herein in Item 2 of Part I and in Note 8 of Williams Scotsman, Inc.'s consolidated financial statements and related notes, included herein in Item I of Part 1. The items of Williams Scotsman, Inc.'s Form 10-Q for the quarter ended June 30, 2002 which are amended and restated in their entireties herein are : Part I, Item 1. - Financial Statements, and Part I, Item
2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as described in this Explanatory Note, this Form 10-Q/A No. 1 does not otherwise modify the disclosures in Williams Scotsman, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 12, 2002.

                             WILLIAMS SCOTSMAN, INC.

                                    INDEX

                               FORM 10-Q/A No.1


PART I  -  FINANCIAL  INFORMATION                                      Page
                                                                       ----


         Safe Harbor Statement                                           1

         Item 1.  Financial Statements


         Consolidated Balance Sheets at June 30, 2002                    2
         and December 31, 2001

         Consolidated Statements of Operations for the three             3
         and six months ended June 30, 2002 and 2001

         Consolidated Statements of Cash Flows for the six               4
         months ended June 30, 2002 and 2001

         Notes to Consolidated Financial Statements                      5


         Item 2.  Management's Discussion and Analysis of                14
                      Financial Condition and Results of Operations



         CERTIFICATIONS                                                  20


PART II  -  OTHER  INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                       24

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE  REGARDING  FORWARD-LOOKING STATEMENTS

   Some of the statements in this Form 10-Q/A No. 1 for the quarter ended June 30, 2002 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                      WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                                                                 June 30,
                                                                                   2002           December 31,
                                                                                (Unaudited)           2001
                                                                                 ---------        -----------
Assets                                                                                 (In thousands)


Cash                                                                            $      558         $      584
Trade accounts receivable, net of allowance for doubtful
     accounts of $1,317 in 2002 and $1,298 in 2001                                  69,198             74,336
Prepaid expenses and other current assets                                           23,978             25,628
Rental equipment, net of accumulated depreciation of
     $191,039 in 2002 and $178,046 in 2001                                         860,421            866,867
Property and equipment, net                                                         75,163             73,782
Deferred financing costs, net                                                       26,894             10,696
Goodwill                                                                           168,378            168,378
Other intangible assets, net                                                         3,309              3,679
Other assets                                                                        21,615             21,034
                                                                                 ---------         ----------
                                                                                $1,249,514         $1,244,984
                                                                                 =========          =========

Liabilities and stockholder's equity (deficit)

Accounts payable and accrued expenses                                           $   49,303        $    50,287
Rents billed in advance                                                             20,004             25,796
Long-term debt                                                                   1,019,316          1,022,972
Deferred income taxes                                                              157,015            152,670
                                                                                 ---------          ---------

      Total liabilities                                                          1,245,638          1,251,725
                                                                                 ---------          ---------

Stockholder's equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                                   33                 33
   Additional paid-in capital                                                      128,899            126,289
   Cumulative foreign currency translation adjustment                                  (10)            (1,505)
   Retained deficit                                                               (125,046)          (131,558)
                                                                                 ---------          ---------

      Total stockholder's equity (deficit)                                           3,876             (6,741)
                                                                                 ---------          ---------

                                                                                $1,249,514         $1,244,984
                                                                                 =========          =========


See accompanying notes to consolidated financial statements.



                       WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations
                   Three and six months ended June 30, 2002 and 2001
                                    (Unaudited)

                                                                 Three months ended                    Six months ended
                                                                      June 30,                              June 30,
                                                               -----------------------              ----------------------
                                                                  2002           2001                 2002          2001
                                                                  ----           ----                 ----          ----
                                                                    (In thousands except share and per share amounts)
Revenues

Leasing                                                        $ 57,447       $ 59,538              $115,643      $117,767
Sales:
     New units                                                   20,582         22,728                41,265        36,295
     Rental equipment                                             5,518          5,124                10,179        10,263
Delivery and installation                                        22,495         21,858                49,104        41,021
Other                                                            10,055         10,649                19,773        19,917
                                                                -------        -------               -------       -------
         Total revenues                                         116,097        119,897               235,964       225,263
                                                                -------        -------               -------       -------
Costs of sales and services
   Leasing:
     Depreciation and amortization                               10,973         10,395                21,696        20,765
     Other direct leasing costs                                  12,053         10,580                23,541        19,945
   Sales:
     New units                                                   17,295         18,516                34,371        29,496
     Rental equipment                                             4,213          3,902                 7,938         7,873
   Delivery and installation                                     18,174         16,680                40,180        32,016
   Other                                                          1,963          1,736                 4,024         3,289
                                                                 ------         ------               -------       -------
         Total costs of sales and services                       64,671         61,809               131,750       113,384
                                                                 ------         ------               -------       -------

         Gross profit                                            51,426         58,088               104,214       111,879
                                                                 ------         ------               -------       -------

Selling, general and administrative expenses                     22,443         20,772                43,950        42,242
Other depreciation and amortization                               3,316          4,797                 6,650         9,303
Interest, including amortization of deferred
   financing costs                                               21,361         21,928                42,532        45,138
Non-cash charge for casualty loss                                   --           1,500                    --         1,500
                                                                 ------        -------                ------        ------
         Total operating expenses                                47,120         48,997                93,132        98,183
                                                                 ------         ------                ------        ------

         Income before income taxes                               4,306          9,091                11,082        13,696
Income tax expense                                                1,410          4,133                 4,459         6,205
                                                                  -----          -----                 -----         -----

         Net Income                                            $  2,896       $  4,958              $  6,623      $  7,491
                                                                =======        =======               =======       =======

Earnings per common share                                      $    .87       $   1.49              $   1.99      $   2.26
                                                                =======        =======               =======       =======
Dividends per common share                                     $    .01       $    .01              $    .03      $   0.01
                                                                =======        =======               =======       =======

Weighted average shares outstanding                           3,320,000      3,320,000             3,320,000     3,320,000
                                                              =========      =========             =========     =========

See accompanying notes to consolidated financial statements.



                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                      Six months ended June 30, 2002 and 2001
                                    (Unaudited)

                                                                                         2002             2001
                                                                                         ----             ----
                                                                                            (In thousands)
Cash flows from operating activities

Net income                                                                         $     6,623      $     7,491
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            33,227           32,636
               Provision for bad debts                                                   1,819            1,705
               Deferred income tax expense                                               4,345            6,165
               Non-cash option compensation expense                                      2,610              249
               Gain on sale of rental equipment                                         (2,241)          (2,390)
               Decrease (increase) in trade accounts receivable                          3,319          (12,151)
               (Decrease) increase in accounts payable and accrued
                    expenses, including reserve for casualty loss in 2001                 (984)           2,213
               Other                                                                    (4,076)          (1,232)
                                                                                        ------           ------
                    Net cash provided by operating activities                           44,642           34,686
                                                                                        ------           ------

Cash flows from investing activities
    Rental equipment additions                                                         (25,234)         (67,658)
    Proceeds from sales of rental equipment                                             10,179           10,263
    Purchases of property and equipment, net                                            (4,767)          (7,701)
    Net assets of business acquired                                                        --           (26,114)
                                                                                        ------           ------
                    Net cash used in investing activities                              (19,822)         (91,210)
                                                                                        ------           ------

Cash flows from financing activities
    Proceeds from debt                                                                 874,949          284,135
    Repayment of debt                                                                 (878,753)        (227,351)
    Increase in deferred financing costs                                               (21,080)            (415)
    Amortization of bond discount                                                          149               --
    Payment of dividends                                                                  (111)             (38)
                                                                                        ------           ------
                    Net cash (used in) provided by financing activities                (24,846)          56,331
                                                                                        ------           ------

                    Net decrease in cash                                                   (26)            (193)

Cash at beginning of period                                                                584            2,546
                                                                                        ------           ------

Cash at end of period                                                              $       558      $     2,353
                                                                                        ======          =======

Supplemental cash flow information:
    Cash paid for income taxes                                                     $       432      $       234
                                                                                        ======          =======

    Cash paid for interest                                                         $    37,559      $    48,237
                                                                                        ======          =======
See accompanying notes to consolidated financial statements.


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

                         WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements (Unaudited)



(3)  NEW ACCOUNTING PRONOUNCEMENT

     In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
     Corrections, effective for fiscal years beginning after May 15, 2002. With the rescission of SFAS No.4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.

     The Company has adopted SFAS No. 145 effective January 1, 2002. As a result, the $1.9 million of deferred financing costs relating to the Company's former credit facility that was expensed during the six month period ended June 30, 2002 is included in interest expense.
                                  6

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

     Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. The Company has reclassified this asset to goodwill. The effect of the adoption of SFAS No. 142 as of June 30, 2002 and December 31, 2001 is summarized in the following tables:



                                  --------- June 30, 2002 ---------          --------- December 31, 2001---------
                                  Gross                           Net         Gross                          Net
                                Carrying       Accumulated       Book       Carrying     Accumulated         Book
                                 Amount       Amortization      Value        Amount      Amortization       Value
                                --------      ------------     --------     --------     ------------     --------

       Goodwill                 $183,164           $15,215     $167,949     $183,164          $15,215     $167,949

       Intangible
         assets with
         indefinite
         lives as of
         January 1,
         2002
       ---------------------
       ---------------------

           Assembled
             Workforce          $    801           $  372      $    429     $    801          $   372     $    429






                      WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

                     --------- June 30, 2002 ---------          --------- December 31, 2001---------
                                  Gross                           Net         Gross                          Net
                                Carrying       Accumulated       Book       Carrying     Accumulated         Book
                                 Amount       Amortization      Value        Amount      Amortization       Value
                                --------      ------------     --------     --------     ------------       -----


       Intangible
         Assets with
         Finite lives
         as   of    January
         1, 2002
       ---------------------


           Non-
            Compete
            Agreements          $3,128             $1,460       $1,668       $3,128             $1,142       $1,986
           Customer
            Base                 2,000                359        1,641        2,000                307        1,693
                                 -----              -----        -----        -----              -----        -----
                                $5,128             $1,819       $3,309       $5,128             $1,449       $3,679
                                 =====              =====        =====        =====              =====        =====

      As required by SFAS No. 142, the results of the prior year's quarters have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, 2001 is presented below for the six and three month periods ended June 30, 2001.


                                                      Six Months Ended      Three Months Ended
                                                        June 30, 2001         June 30, 2001
                                                       (In thousands)        (In thousands)
                                                      ----------------       ------------------

       Reported net income                                  $7,491              $4,958
       Add back:
           Goodwill amortization (net of tax)                2,296               1,148
                                                             -----               -----
       Adjusted net income                                  $9,787              $6,106
                                                             =====               =====

       Earnings per share:
           Reported net income                               $2.26              $1.49
                                                              ====               ====
           Adjusted net income                               $2.95              $1.84
                                                              ====               ====


                                         8

                WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (Continued)


 (5)   COMPREHENSIVE INCOME

       Total comprehensive income was $8,118 and $7,578 for the six months ended June 30, 2002 and 2001, respectively, and $4,473 and $5,586 for the three months ended June 30, 2002 and 2001, respectively, which consists of net income and the change in the foreign currency translation adjustment.


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

    The  following  presents  condensed  consolidating financial information for the Company and the Guarantor Subsidiaries.  Under  the  provisions  of  the
    previous  credit   facility,  Williams  Scotsman  of  Canada, Inc.  was  not
    considered a guarantor  subsidiary,  and   therefore,  its  net  assets  and
    operations  were   properly   excluded   from   the   condensed   financial
    information of the guarantor subsidiaries  during  the  periods  ended  June
    30, 2001 and December 31, 2001.  The  prior  year  amounts  contained  below have been adjusted to conform to  current year presentation by reclassifying all of the 100% owned subsidiaries as Guarantor Subsidiaries.  Space  Master
    International, Inc., Evergreen Mobile Company,and Truck & Trailer Sales, Inc
    do not have any assets or operations.

                                                                       As of June 30, 2002
                                                                  Guarantor
                                                    Parent      Subsidiaries   Eliminations    Consolidated
                                                 ----------    -------------   ------------    ------------
 Balance Sheet
      Assets:
          Rental equipment, at cost              $  286,649       $764,811     $               $1,051,460
          Less accumulated depreciation              59,953        131,086             -          191,039
                                                    -------        -------      --------        ---------
          Net rental equipment                      226,696        633,725             -          860,421

          Property and equipment, net                74,224            939             -           75,163
          Investment in subsidiaries                615,100              -      (615,100)               -
          Other assets                              332,612          8,761       (27,443)         313,930
                                                  ---------        -------      --------        ---------
                                                 $1,248,632       $643,425     $(642,543       $1,249,514
                                                  =========        =======      ========        =========

      Liabilities:
             Accounts payable and accrued
             expenses                            $   48,777       $    526     $       -       $   49,303
             Long-term debt                       1,019,316                            -        1,019,316
             Other liabilities                      176,653         27,809       (27,443)         177,019
                                                  ---------         ------      --------        ---------
             Total liabilities                    1,244,746         28,335       (27,443)       1,245,638
                                                  ---------         ------      --------        ---------


        Equity (deficit):                             3,886        615,090      (615,100)           3,876
                                                  ---------       --------      --------        ---------
                                                 $1,248,632       $643,425     $(642,543)      $1,249,514
                                                  =========        =======       =======        =========



                                               WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(7) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (continued)
                                                                 As of December 31, 2001
                                                                  Guarantor
                                                    Parent      Subsidiaries   Eliminations    Consolidated
                                                 ----------    -------------   ------------    ------------
 Balance Sheet
  Assets:
    Rental equipment, at cost                    $  282,710       $762,203     $       -       $1,044,913
    Less accumulated depreciation                    61,382        116,664             -          178,046
                                                  ---------        -------      --------        ---------
    Net rental equipment                            221,328        645,539             -          866,867

    Property and equipment, net                      73,013            769             -           73,782
    Investment in subsidiaries                      632,949              -      (632,949)               -
    Other assets                                    316,767         11,464       (23,896)         304,335
                                                  ---------        -------       -------          -------
                                                 $1,244,057       $657,772     $(656,845)      $1,244,984
                                                  =========        =======       =======        =========

 Liabilities:
    Accounts payable and accrued expenses       $    48,438       $  1,849     $       -       $   50,287
    Long-term debt                                1,022,972              -             -        1,022,972
    Other liabilities                               178,098         24,270       (23,896)         178,466
                                                  ---------       --------      --------        ---------
    Total liabilities                             1,249,502         26,119       (23,896)       1,251,725
                                                  ---------       --------      --------        ---------

Equity (deficit):                                    (5,445)       631,653      (632,949)          (6,741)
                                                  ---------       --------      --------        ---------
                                                 $1,244,057       $657,772     $(656,949)      $1,244,984
                                                  =========        =======      ========        =========

                                                              For the 6 Months Ended June 30, 2002
                                                                  Guarantor
                                                    Parent      Subsidiaries   Eliminations    Consolidated
                                                 ------------   -------------  ------------    ------------
Results of Operations
Total revenues                                   $  227,409      $ 45,635      $ (37,080)       $ 235,964

Gross profit                                        101,340        27,107        (24,233)         104,214

Other expenses                                       96,348        25,476        (24,233)          97,591

Net income                                       $    4,992      $  1,631      $       -        $   6,623


                                                              For the 6 Months Ended June 30, 2001
                                                                 Guarantor
                                                    Parent     Subsidiaries  Eliminations     Consolidated
                                                 ------------  ------------  ------------     ------------
Results of Operations
Total revenues                                   $  221,952      $  39,775     $ (36,464)       $ 225,263

Gross profit                                        110,151         25,232       (23,504)         111,879

Other expenses                                      103,660         24,232       (23,504)         104,388

Net income                                       $    6,491      $   1,000     $       -        $   7,491




                    Williams Scotsman, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


(7) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (continued)
                                                         For the 6 Months Ended June 30, 2002
                                                                 Guarantor
                                                    Parent     Subsidiaries  Eliminations     Consolidated
                                                 ------------  ------------  ------------     ------------

Cash Flows
Cash provided by operating activities            $ 22,909        $   21,733    $       -       $   44,642

Cash provided by (used in) investing activities     1,806           (21,628)           -          (19,822)

Cash used in financing activities                 (24,846)                -            -          (24,846)
                                                  -------            ------     --------        ---------

Net change in cash                                   (131)              105            -              (26)

Cash (overdraft) at beginning of period              (535)            1,119            -              584
                                                  -------         ---------     --------        ---------

Cash (overdraft) at end of period                $   (666)       $    1,224    $       -       $      558
                                                  =======         =========     ========        =========





                                                         For the 6 Months Ended June 30, 2001
                                                                 Guarantor
                                                    Parent     Subsidiaries  Eliminations     Consolidated
                                                 ------------  ------------  ------------     ------------
Cash Flows
Cash provided by operating activities            $ 17,365       $   17,321     $       -       $   34,686

Cash used in investing activities                 (36,330)         (54,880)            -          (91,210)

Cash provided by financing activities              18,712           37,619             -           56,331
                                                 --------        ---------      --------        ---------

Net change in cash                                   (253)             60              -             (193)

Cash at beginning of period                           614           1,932              -            2,546
                                                  -------        ---------      --------        ----------

Cash at end of period                            $    361       $   1,992      $       -       $    2,353
                                                  =======        =========      ========        ==========





                    Williams Scotsman, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)




(8)  RESTATEMENT OF FINANCIAL STATEMENTS

     Early in the first quarter of 2003, the Company determined that it had understated noncash compensation expense from stock option grants that affected the reported results of operations in the second quarter of 2002. This understatement resulted from a modification the Company made to its stock option plan to allow certain former employees to retain their vested options beyond the period originally specified in the plan. The effect of the understatement on the three and six months income before taxes, net income, and net income per common share is as follows (amounts in thousands, except per share data):

                                Three Months Ended June 30, 2002       Six Months Ended June 30, 2002
                                --------------------------------       ------------------------------
                                Originally                             Originally
                                 Reported               Restated        Reported             Restated
                                 --------               --------        --------             --------


Income before income taxes          $6,916               $4,306       $13,692                $11,082

Net Income                           4,488                2,896         8,215                  6,623
                                     =====                =====         =====                  =====

Net income per common
share                                $1.35               $  .87       $  2.47                $  1.99
                                     =====                =====         =====                  =====



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

Restatement of Financial Statements

     Early in the first quarter of 2003, we determined that we had understated noncash compensation expense from stock option grants that affected the reported results of operations in the second quarter of 2002. This understatement resulted from a modification we made to our stock option plan to allow certain former employees to retain their vested options beyond the period originally specified in the plan. See Note 8 Restatement of Financial Statements for further information concerning the impact to results of operations.

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

     Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2002 were $22.4 million, a $1.7 million or 8.0% increase from the second quarter of 2001 SG&A expenses of $20.8 million. The overall increase in SG&A expense is due primarily to increased noncash stock option compensation expense and increased insurance costs, partially offset by our continued cost control initiatives that commenced in the second half of 2001.

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

     SG&A expenses for the six months ended June 30, 2002 were $43.9 million, a $1.7 million or 4.0% increase from SG&A expenses of $42.2 million for the first six months of 2001. The overall increase in SG&A expense is due primarily to increased noncash stock option compensation expense and increased insurance costs, partially offset by our continued cost control initiatives that commenced in the second half of 2001.

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

     We believe that Adjusted EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define Adjusted EBITDA as earnings before deducting interest, income taxes, depreciation, amortization, and noncash
charges.   In  2002,   noncash  charges  consists  of   noncash  stock  option
compensation expense of $2.6 million. In 2001, noncash charges consisted of $.2 million of noncash stock option compensation expense and a $1.5 million noncash charge related to a casualty loss. We utilize Adjusted EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that Adjusted EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, Adjusted EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our Adjusted EBITDA decreased by $6.1 million or 6.7% to $84.6 million for the first half of 2002 compared to $90.7 million for the same period of 2001. This decrease in Adjusted EBITDA is a result of the decrease in gross profit described above.

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

                                            WILLIAMS SCOTSMAN, INC.



                                         By: /s/ Gerard E. Holthaus
                                            ---------------------------------
                                            Gerard E. Holthaus
                                            Chief Executive Officer
                                            and acting Chief Financial Officer

Dated: February 13, 2003

                                 CERTIFICATIONS

         I, Gerard E. Holthaus, Chief Executive Officer, certify, that:

                           (1) I have reviewed this quarterly report on Form
                               10-Q/A No.1 of Williams Scotsman, Inc.;
                           (2) Based on my knowledge, this quarterly report
                               does not contain any untrue statement of a
                               material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
                           (3) Based on my knowledge, the financial statements,
                               and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
                           (4) The registrant's other certifying officers and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                                     a) designed such disclosure controls and
                                        procedures to ensure that material
                                        information relating to the registrant,
                                        including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                                     b) evaluated the effectiveness of the
                                        registrant's disclosure controls and
                                        procedures as of a date within 90 days
                                        prior to the filing date of this
                                        quarterly report (the "Evaluation
                                        Date"); and
                                     c) presented in this quarterly report our
                                        conclusions about the effectiveness of
                                        the disclosure controls and procedures
                                        based on our evaluation as of the
                                        Evaluation Date;

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

         February 13, 2003

                                  CERTIFICATIONS

         I, Gerard E. Holthaus, acting Chief Financial Officer, certify, that:

                           (1) I have reviewed this quarterly report on Form
                               10-Q/A No.1 of Williams Scotsman, Inc.;
                           (2) Based on my knowledge, this quarterly report
                               does not contain any untrue statement of a
                               material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
                           (3) Based on my knowledge, the financial statements,
                               and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
                           (4) The registrant's other certifying officers and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
                                     a) designed such disclosure controls and
                                        procedures to ensure that material
                                        information relating to the registrant,
                                        including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                                     b) evaluated the effectiveness of the
                                        registrant's disclosure controls and
                                        procedures as of a date within 90 days
                                        prior to the filing date of this
                                        quarterly report (the "Evaluation
                                        Date"); and
                                     c) presented in this quarterly report our
                                        conclusions about the effectiveness of
                                        the disclosure controls and procedures
                                        based on our evaluation as of the
                                        Evaluation Date;

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

         February 13, 2003

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


                     In a report dated October 11, 2002, the Company announced the resignation of its Chief Financial Officer (CFO), Gerard E.Keefe and that Gerard E. Holthaus, Chief Executive Officer of the Company will assume the additional duties of CFO until a replacement is named.

                     In a report dated January 29, 2003, the Company announced John Cantlin as its new Senior Vice President and Chief Financial Officer.

Exhibit Number

99.1-- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company

         In connection with the Quarterly Report of Williams Scotsman, Inc. (the "Company") on Form 10-Q/A No.1 for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, Chief Executive Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                 (1) The Report fully complies with the requirements of section
                     '13 (a) or 15 (d) of the Securities Exchange Act of 1934;
                     and

                 (2) The  information  contained  in the  Report  fairly
                     presents, in all material respects, the financial condition and result of operations of the Company.

         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         February 13, 2003

Exhibit Number

99.2-- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, acting Chief Financial Officer of the Company

         In connection with the Quarterly Report of Williams Scotsman, Inc. (the "Company") on Form 10-Q/A No.1 for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, acting Chief Financial Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                 (1) The Report fully complies with the requirements of section
                     13 (a) or 15(d) of the Securities Exchange Act of 1934; and

                 (2) The information contained in the Report  fairly  presents, in all material respects, the financial condition and result of operations of the Company.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Acting Chief Financial Officer

         February 13, 2003