Form 10-Q/A
period 2002-09-30
WILLIAMS SCOTSMAN INC
filed 2003-02-13
CIK 869231

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

                                EXPLANATORY NOTE

     This Form 10-Q/A No. 1 is filed to amend Williams Scotsman, Inc. Form 10-Q for the quarter ended September 30, 2002 to include restated financial statements and to amend and restate each item of Williams Scotsman, Inc.'s Quarterly Report on Form 10-Q which has been affected by the financial statement restatement. The restatement is described under the heading "MD&A - Restatement of Financial Statements" included herein in Item 2 of Part I and in Note 8 of Williams Scotsman, Inc.'s consolidated financial statements and related notes, included herein in Item I of Part 1. The items of Williams Scotsman, Inc.'s Form 10-Q for the quarter ended September 30, 2002 which are amended and restated in their entireties herein are : Part I, Item 1. - Financial Statements, and Part I, Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. Except as described in this Explanatory Note, this Form 10-Q/A No. 1 does not otherwise modify the disclosures in Williams Scotsman, Inc.'s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

                         WILLIAMS SCOTSMAN, INC.

                               INDEX

                           FORM 10-Q/A No.1


PART I  -  FINANCIAL  INFORMATION                                      Page
                                                                       ----


         Safe Harbor Statement                                           1

         Item 1.  Financial Statements


         Consolidated Balance Sheets at September 30, 2002               2
         and December 31, 2001

         Consolidated Statements of Operations for the three             3
         and nine months ended September 30, 2002 and 2001

         Consolidated Statements of Cash Flows for the nine              4
         months ended September 30, 2002 and 2001

         Notes to Consolidated Financial Statements                      5


         Item 2.  Management's Discussion and Analysis of               13
                     Financial Condition and Results of Operations


         CERTIFICATIONS                                                 19

PART II  -  OTHER  INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K                      23

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q/A No.1 for the quarter ended September 30, 2002 constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                                                                September 30,
                                                                                   2002                December 31,
                                                                                (Unaudited)               2001
                                                                                ----------             -----------
Assets                                                                                      (In thousands)


Cash                                                                            $      450             $       584
Trade accounts receivable, net of allowance for doubtful
     accounts of $1,317 in 2002 and $1,298 in 2001                                  68,957                  74,336
Prepaid expenses and other current assets                                           25,358                  25,628
Rental equipment, net of accumulated depreciation of
      $200,360 in 2002 and $178,046 in 2001                                        859,389                 866,867
Property and equipment, net                                                         74,146                  73,782
Deferred financing costs, net                                                       25,055                  10,696
Goodwill                                                                           168,956                 168,378
Other intangible assets, net                                                         3,433                   3,679
Other assets                                                                        21,910                  21,034
                                                                                 ---------               ---------
                                                                                $1,247,654             $ 1,244,984
                                                                                 =========               =========

Liabilities and stockholder's equity (deficit)

Accounts payable and accrued expenses                                           $   42,448             $    45,506
Accrued interest                                                                    22,269                   4,781
Rents billed in advance                                                             19,013                  25,796
Long-term debt                                                                     995,427               1,022,972
Deferred income taxes                                                              160,425                 152,670
                                                                                 ---------               ---------

      Total liabilities                                                          1,239,582               1,251,725
                                                                                 ---------               ---------

Stockholder's equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                                   33                      33
   Additional paid-in capital                                                      129,402                 126,289
   Cumulative foreign currency translation adjustment                               (1,408)                 (1,505)
   Retained deficit                                                               (119,955)               (131,558)
                                                                                 ---------               ---------

      Total stockholder's equity (deficit)                                           8,072                  (6,741)
                                                                                 ---------               ---------

                                                                                $1,247,654             $ 1,244,984
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



                      WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
              Three and nine months ended September 30, 2002 and 2001
                                  (Unaudited)

                                                                 Three months ended               Nine months ended
                                                                     September 30,                       September 30,
                                                               ----------------------             -----------------------
                                                                2002            2001                  2002          2001
                                                                ----            ----                  ----          ----
                                                                    (In thousands except share and per share amounts)
Revenues

Leasing                                                        $ 56,075       $ 60,236              $171,718      $178,003
Sales:
     New units                                                   31,902         33,375                73,167        69,670
     Rental equipment                                             8,391          5,566                18,570        15,829
   Delivery and installation                                     28,538         30,209                77,642        71,230
   Other                                                         12,376         11,505                32,149        31,422
                                                                -------        -------               -------       -------
         Total revenues                                         137,282        140,891               373,246       366,154
                                                                -------        -------               -------       -------
Costs of sales and services
   Leasing:
     Depreciation and amortization                               11,700         10,398                33,396        31,163
     Other direct leasing costs                                  12,209         11,986                35,750        31,931
   Sales:
New units                                                        26,934         27,918                61,305        57,414
     Rental equipment                                             6,341          4,074                14,279        11,947
   Delivery and installation                                     23,829         24,321                64,009        56,337
   Other                                                          3,142          2,636                 7,166         5,925
                                                                -------        -------               -------       -------
         Total costs of sales and services                       84,155         81,333               215,905       194,717
                                                                 ------         ------               -------       -------

                Gross profit                                     53,127         59,558               157,341       171,437
                                                                 ------         ------               -------       -------

Selling, general and administrative expenses                     19,722         20,573                63,672        62,815
Other depreciation and amortization                               3,311          4,386                 9,961        13,689
Interest, including amortization of deferred
   financing costs                                               21,582         20,918                64,114        66,056
Non-cash charge for casualty loss                                   --              --                    --         1,500
                                                                 ------         ------               -------       -------
                 Total operating expenses                        44,615         45,877               137,747       144,060
                                                                 ------         ------               -------       -------

                  Income before income taxes                      8,512         13,681                19,594        27,377
Income tax expense                                                3,410          6,156                 7,869        12,361
                                                                  -----          -----                 -----        ------

                  Net Income                                   $  5,102       $  7,525              $ 11,725     $  15,016
                                                                  =====          =====                ======        ======

Earnings per common share                                      $   1.54       $   2.27              $   3.53     $    4.52
                                                                 ======         ======                ======        ======
Dividends per common share                                     $     --       $    .01              $   0.04     $    0.01
                                                                 ======         ======                ======        ======

Weighted average shares outstanding                           3,320,000       3,320,000            3,320,000     3,320,000
                                                              =========       =========            =========     =========

See accompanying notes to consolidated financial statements.



                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2002 and 2001
                                    (Unaudited)

                                                                                        2002              2001
                                                                                        ----              ----
                                                                                            (In thousands)
Cash flows from operating activities

    Net income                                                                     $    11,725      $    15,016
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            49,264           48,762
               Provision for bad debts                                                   2,403            2,573
               Deferred income tax expense                                               7,755           12,320
               Non-cash option compensation expense                                      3,113              374
               Gain on sale of rental equipment                                         (4,291)          (3,882)
               Decrease (increase) in trade accounts receivable                          2,976          (35,112)
               Increase in accounts payable and accrued
                    expenses, including reserve for casualty loss in 2001               14,210           11,212
               Other                                                                    (6,893)          (7,432)
                                                                                        ------           -------
                    Net cash provided by operating activities                           80,262           43,831
                                                                                        ------           ------

Cash flows from investing activities
    Rental equipment additions                                                         (38,387)         (93,150)
    Proceeds from sales of rental equipment                                             18,570           15,829
    Purchases of property and equipment, net                                            (5,474)         (14,025)
    Net assets of businesses acquired                                                   (7,173)         (26,114)
                                                                                      ---------         ---------
                    Net cash used in investing activities                              (32,464)        (117,460)
                                                                                       --------         -------

Cash flows from financing activities
    Proceeds from debt                                                               1,007,417          418,251
    Repayment of debt                                                               (1,035,199)        (346,192)
    Increase in deferred financing costs                                               (20,266)            (544)
    Amortization of bond discount                                                          238               --
    Payment of dividends                                                                  (122)             (49)
                                                                                      --------          -------
               Net cash (used in) provided by financing activities                     (47,932)          71,466
                                                                                      --------          --------

               Net decrease in cash                                                       (134)          (2,163)

Cash at beginning of period                                                                584            2,546
                                                                                      --------           -------

Cash at end of period                                                              $       450         $    383
                                                                                     =========          =======

Supplemental cash flow information:
      Cash paid for income taxes                                                   $       443         $    302
                                                                                     =========          =======

      Cash paid for interest                                                       $    43,367         $ 61,020
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

     The Company has adopted SFAS No. 145 effective January 1, 2002. As a result, the $1.6 million of deferred financing costs relating to the Company's former credit agreement that was

                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(3)    NEW ACCOUNTING PRONOUNCEMENT (continued)

expensed during the nine month period ended September 30, 2002 is included in interest expense.


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

     Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. The Company has reclassified this asset to goodwill. The effect of the adoption of SFAS No. 142 as of September 30, 2002 and December 31, 2001 is summarized in the following tables:


                                --------- September 30, 2002 ---------       --------- December 31, 2001---------
                                   Gross                           Net         Gross                          Net
                                Carrying       Accumulated        Book       Carrying     Accumulated         Book
                                 Amount       Amortization       Value        Amount      Amortization       Value
                                --------      ------------     --------      --------     ------------     --------


       Goodwill                 $183,742           $15,215    $168,527       $183,164     $15,215          $167,949

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




                          WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements (Continued)


(4) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

                                --------- September 30, 2002 ---------       --------- December 31, 2001---------
                                   Gross                           Net         Gross                          Net
                                Carrying       Accumulated        Book       Carrying     Accumulated         Book
                                 Amount       Amortization       Value        Amount      Amortization       Value
                                --------      ------------     --------      --------     ------------     --------


       Intangible
         Assets with
         Finite lives
         as of
         January 1, 2002
       ---------------------


           Non-
            Compete
            Agreements            $3,445            $1,626     $1,819        $3,128             $1,142       $1,986
           Customer
             Base                  2,000               386      1,614         2,000                307        1,693
                                  -----              -----     -----          -----              -----        -----
                                  $5,445            $2,012     $3,433        $5,128             $1,449       $3,679
                                  ======             =====     ======         =====              =====        =====

     As required by SFAS No. 142, the results for the prior year's quarters have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, 2001 is presented below for the nine and three month periods ended September 30, 2001.


                                                Nine Months Ended          Three Months Ended
                                               September 30, 2001          September 30, 2001
                                               ------------------          ------------------


       Reported net income                           $15,016                     $7,525
       Add back:
           Goodwill amortization (net of tax)          3,444                      1,148
                                                      ------                      -----
       Adjusted net income                           $18,460                     $8,673
                                                      ======                      =====

       Earnings per share:
           Reported net income                         $4.52                      $2.27
                                                       =====                       ====
           Adjusted net income                         $5.56                      $2.61
                                                       =====                       ====


                      WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


 (5)   COMPREHENSIVE INCOME

     Total comprehensive income was $11,822 and $14,247 for the nine months ended September 30, 2002 and 2001, respectively, and $3,704 and $6,669 for the three months ended September 30, 2002 and 2001, respectively, which consists of net income and the change in the foreign currency translation adjustment.


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



                                                                  As of September 30, 2002
                                                                Guarantor
                                                   Parent      Subsidiaries Eliminations      Consolidated
                                                 ------------ ------------- --------------- -----------------
         Balance Sheet
            Assets:
          Rental equipment, at cost              $    292,490 $    767,259  $               $   1,059,749
                                                                                       -
          Less accumulated depreciation                63,147      137,213             -          200,360
                                                 ------------ ------------- --------------- -----------------
          Net rental equipment                        229,343      630,046             -          859,389

          Property and equipment, net                  73,207          939             -           74,146
          Investment in subsidiaries                  605,453            -      (605,453)               -
          Other assets                                340,258       10,048       (36,187)         314,119
                                                 ------------ ------------- --------------- -----------------

                                                 $  1,248,261   $  641,033  $   (641,640)   $   1,247,654
                                                  ============   ========= =============== =================

          Liabilities:
             Accounts payable and accrued
             expenses                            $     64,353   $      364  $          -    $      64,717
             Long-term debt                           995,427            -             -          995,427
                  Other liabilities                   179,001       36,624       (36,187)         179,438
                                                 ------------ ------------- --------------- -----------------
             Total liabilities                      1,238,781       36,988       (36,187)       1,239,582
                                                 ------------ ------------- --------------- -----------------

        Equity:                                         9,480      604,045      (605,453)           8,072
                                                 ------------ ------------- --------------- -----------------
                                                 $  1,248,261    $ 641,033  $   (641,640)   $   1,247,654
                                                 ============ ============= =============== =================




                  WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(7) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (continued)
                                                                 As of December 31, 2001
                                                                 Guarantor
                                                   Parent      Subsidiaries Eliminations      Consolidated
                                                 ------------ ------------- --------------- -----------------

Balance Sheet
 Assets:
    Rental equipment, at cost                    $    282,710   $  762,203  $          -    $  1,044,913
    Less accumulated depreciation                      61,382      116,664             -         178,046
                                                 ------------ ------------- --------------- -----------------
    Net rental equipment                              221,328      645,539             -         866,867

    Property and equipment, net                        73,013          769             -          73,782
    Investment in subsidiaries                        633,158            -      (633,158)              -
    Other assets                                      316,767       11,464       (23,896)        304,335
                                                 ------------- ------------ --------------- ----------------
                                                 $  1,244,266   $  657,772  $   (657,054)    $ 1,244,984
                                                 ============= ============= =============== =================

 Liabilities:
      Accounts payable and accrued expenses      $     48,438   $    1,849  $          -     $    50,287
      Long-term debt                                1,022,972            -             -       1,022,972
      Other liabilities                               178,092       24,270       (23,896)        178,466
                                                 ------------ ------------- --------------- -----------------
    Total liabilities                               1,249,502       26,119       (23,896)      1,251,725
                                                 ------------ ------------- --------------- -----------------

  Equity (deficit):                                (5,236)         631,653      (633,158)         (6,741)
                                                 ------------ ------------- --------------- -----------------
                                                 $  1,244,266  $   657,772  $   (657,054)    $ 1,244,984
                                                 ============ ============= =============== =================

                                                        For the 9 Months Ended September 30, 2002
                                                                Guarantor
                                                    Parent     Subsidiaries  Eliminations     Consolidated
                                                 ------------ ------------- --------------- -----------------
Results of Operations
Total revenues                                   $    360,998     $ 67,719  $    (55,471)    $   373,246

Gross profit                                          152,914       40,022       (35,595)        157,341

Other expenses                                        143,799       37,412       (35,595)        145,616

Net income                                       $      9,115     $  2,610  $          -     $    11,725


                                                       For the 9 Months Ended September 30, 2001
                                                                 Guarantor
                                                    Parent     Subsidiaries  Eliminations     Consolidated
                                                 ------------ ------------- --------------- -----------------
Results of Operations
Total revenues                                   $    358,990     $ 62,246  $    (55,082)    $   366,154


Gross profit                                          168,322       38,885       (35,770)        171,437

Other expenses                                        155,217       36,974       (35,770)        156,421

Net income                                       $     13,105     $  1,911  $          -     $    15,016



                    Williams Scotsman, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


(7) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (continued)
                                                       For the 9 Months Ended September 30, 2002
                                                                 Guarantor
                                                    Parent     Subsidiaries  Eliminations     Consolidated
                                                 ------------ ------------- --------------- -----------------

Cash Flows
Cash provided by operating activities            $     44,309 $    35,953   $           -   $       80,262

Cash provided by (used in) investing activities         3,513     (35,977)              -          (32,464)

Cash used in financing activities                     (47,932)          -               -          (47,932)
                                                 ------------ ------------- --------------- -----------------

Net change in cash                                       (110)        (24)              -             (134)
Cash (overdraft) at beginning of period                  (535)      1,119               -              584
                                                 ------------ ------------- --------------- -----------------
Cash (overdraft) at end of period                $       (645)$     1,095   $           -   $          450
                                                 ============ ============= =============== =================





                                                       For the 9 Months Ended September 30, 2001
                                                                Guarantor
                                                    Parent     Subsidiaries  Eliminations     Consolidated
                                                 ------------ ------------- --------------- -----------------
Cash Flows
Cash provided by operating activities            $    24,364  $    19,467   $          -    $       43,831

Cash used in investing activities                    (56,967)     (60,493)             -          (117,460)

Cash provided by financing activities                 30,088       41,378              -            71,466
                                                 ------------ ------------- --------------- -----------------
Net change in cash                                    (2,515)         352              -            (2,163)
Cash at beginning of period                              614        1,932              -             2,546
                                                 ------------ ------------- --------------- -----------------

(Overdraft)Cash at end of period                 $    (1,901)  $    2,284   $          -     $         383
                                                 ============ ============= =============== =================




                    Williams Scotsman, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)




8)  RESTATEMENT OF FINANCIAL STATEMENTS

     Early in the first quarter of 2003, the Company determined that it had understated noncash compensation expense from stock option grants that affected the reported results of operations in the second and third quarters of 2002.
This understatement resulted from a modification the Company made to its stock option plan to allow certain former employees to retain their vested options beyond the period originally specified in the plan. The effect of the understatement on the three and nine months income before taxes, net income, and net income per common share is as follows (amounts in thousands, except per share data):


                                          Three Months Ended                    Nine Months Ended
                                           September 30, 2002                   September 30, 2002
                                     ---------------------------          ----------------------------
                                    Originally                            Originally
                                     Reported           Restated           Reported           Restated
                                     --------           --------            --------           --------

Income before income taxes             $9,015             $8,512             $22,707            $19,594

Net Income                              5,409              5,102              13,624             11,725
                                        =====              =====              ======             ======

Net income per common
share                                   $1.63              $1.54             $  4.10              $3.53
                                         ====               ====                ====               ====

                                       12

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

Restatement of Financial Statements

     Early in the first quarter of 2003, we determined that we had understated noncash compensation expense from stock option grants that affected the reported results of operations in the second and third quarters of 2002. This understatement resulted from a modification we made to our stock option plan to allow certain former employees to retain their vested options beyond the period originally specified in the plan. See Note 8 Restatement of Financial Statements for further information concerning the impact to results of operations.

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

     Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2002 were $19.7 million, a $.9 million or 4.1% decrease from the third quarter of 2001 SG&A expenses of $20.6 million. The overall decrease in SG&A expense is due to our continued cost control initiatives that commenced in the second half of 2001, partially offset by increased insurance and property costs, and increased noncash stock option compensation expense.

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

     SG&A expenses for the nine months ended September 30, 2002 were $63.7 million, a $.9 million or 1.4% increase from SG&A expenses of $62.8 million for the nine months ended September 30, 2001. The overall increase in SG&A expense is due primarily to increased noncash stock option compensation expense and increased insurance and property costs, partially offset by our continued cost control initiatives that commenced in the second half of 2001.

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

     We believe that Adjusted EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define Adjusted EBITDA as earnings before deducting interest, income taxes, depreciation, amortization, and noncash
charges.   In  2002,   noncash  charges  consists  of  noncash  stock  option
compensation expense of $3.1 million. In 2001, noncash charges consisted of $.4 million of noncash stock option compensation expense and a $1.5 million noncash charge related to a casualty loss. We utilize Adjusted EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that Adjusted EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, Adjusted EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our Adjusted EBITDA decreased by $10.0 million or 7.1% to $130.2 million for the nine months ended September 30, 2002 compared to $140.2 million for the same period of 2001. This decrease in Adjusted EBITDA is a result of the decrease in gross profit described above.

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

                                                  WILLIAMS SCOTSMAN, INC.



                                             By:  /s/ Gerard E. Holthaus
                                             ----------------------------------
                                             Gerard E. Holthaus
                                             Chief Executive Officer
                                             and acting Chief Financial Officer

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


                       In a report dated January 29, 2003, the Company announced John Cantlin as its new Senior Vice President and Chief Financial Officer.

Exhibit Number

99.1-- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company

         In connection with the Quarterly Report of Williams Scotsman, Inc. (the "Company") on Form 10-Q/A No.1 for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, Chief Executive Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         February 13, 2003

Exhibit Number

99.2-- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, acting Chief Financial Officer of the Company

     In connection with the Quarterly Report of Williams Scotsman, Inc. (the "Company") on Form 10-Q/A No.1 for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, acting Chief Financial Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report fully complies with the requirements of section
                   13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information  contained  in the  Report fairly  presents, in all material respects, the financial condition and result of operations of the Company.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Acting Chief Financial Officer

         February 13, 2003