Form 10-K
period 2002-12-31
WILLIAMS SCOTSMAN INC
filed 2003-03-28
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


      (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

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

    Title of each class                Name of each exchange on which registered
         None                                          None
-------------------------------        ----------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:
                                      None
-------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__ No X -

     There are no shares of the Registrant's common stock held by non-affiliates of the Registrant.

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING  FORWARD-LOOKING  STATEMENTS

     Some of the statements in this Form 10-K for the year ended December 31, 2002 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I
Item 1.  Business

General

     Our company was formed by the 1990 merger of Williams Mobile Offices, Inc., referred to as "Williams," and Scotsman Manufacturing , Inc. Both companies were founded in the mid-1940s. At the time of the combination, Williams had 17 offices located in 13 Eastern states and 15,000 rental units. Scotsman Manufacturing had 11 offices located in four Western states and 7,500 rental units. Both Williams and Scotsman Manufacturing had mobile office leasing as well as manufacturing and modular building operations. Subsequent to the merger, we made the strategic decision to close our manufacturing facilities and focus on core leasing activities.

     We are currently the second largest lessor of mobile office units in North America with units leased through a network of branch offices located throughout the United States and Canada. Our mobile office units provide high quality, cost-effective relocatable space solutions to an estimated 24,000 customers in 450 industries including government, construction, education, healthcare and retail. Our leasing operations have generated recurring revenues, high levels of repeat business and an average existing lease duration of approximately 22 months. In addition to our core leasing operations, we sell new and previously leased mobile office units and provide delivery, installation and other ancillary products and services.

     Our mobile office fleet is generally comprised of standardized, versatile products that can be configured to meet a wide variety of customer needs. The units are fitted with axles and hitches and are towed to various locations. Most units are wood frame mounted on a steel chassis, contain materials used in conventional buildings and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Mobile office units are durable and have an estimated useful life of generally 20 years. Storage products are windowless and are typically used for secure storage space. There are generally two types: ground-level entry storage containers and storage trailers with axles and wheels. The basic storage unit features a roll-up or swing door at one end. Units are made of heavy exterior metals for security and water tightness. The average age of our mobile office units is approximately 8 years while the average age of the storage units is approximately 11 years. The average age of the total fleet is approximately 9 years.

     From 1997 to 2002, we increased revenues at a compound annual growth rate, or "CAGR," of 16.0% to $495.2 million. Over the same period, Adjusted EBITDA grew at a CAGR of 13.4% to $173.2 million and the number of lease fleet units doubled to 93,800 units. We have achieved this growth by expanding our lease fleet through factory purchases and acquisitions, expanding our branch network, increasing ancillary high margin services and product lines and improving fleet management.

     Based on its experience, management believes that the North American mobile office industry (excluding manufacturing operations) exceeds $3.0 billion. This is primarily driven by positive demographic trends, economic expansion, an increase in the number of applications for modular space and a greater recognition of the product's positive attributes. By outsourcing their space needs, our customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs.

Recapitalization

     In December 1993, Odyssey Partners, L.P., together with management, acquired all of the common stock of Scotsman Holdings, Inc., which owns 100% of the outstanding voting securities of Williams Scotsman, Inc. Pursuant to the May 1997 recapitalization, an investor group, which included affiliates of The Cypress Group L.L.C. and Keystone, Inc., acquired a significant equity stake in Scotsman Holdings.

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

Expansion and Acquisitions

     Since the 1997 recapitalization, we have added several 100% owned subsidiaries, including Willscot Equipment LLC, Space Master International, Inc., or "SMI," Williams Scotsman of Canada, Inc., or "WSC," Evergreen Mobile Company, or "Evergreen," and Truck and Trailer Sales, Inc., or "TNT." Willscot was created in 1997 as part of the recapitalization of our company and WSC was formed in April 1998 to begin our expansion into the Canadian marketplace. We acquired SMI, a privately held Georgia corporation, on September 1, 1998 for total consideration of $272.7 million adding approximately 12,800 units to our lease fleet. On February 1, 1999, we acquired Evergreen, a privately held Washington corporation with a 2,000 unit mobile office fleet, for $36.2 million. TNT was acquired in August of 2000 for $8.6 million and added 1,000 units to our lease fleet. SMI, Evergreen and TNT currently have no assets or operations.

     In addition, we have completed several asset acquisitions over the past five years as a complement to our internal fleet growth and branch expansion, the most significant of which was Mckinney Mobile Modular, or "Mckinney," with a fleet of 1,600 units. We purchased the sales and leasing business of Mckinney a privately held California corporation on February 1, 2001 for total consideration of $26.1 million. On July 31, 2002 we acquired the mobile office and storage product fleet of Northgate Industries Ltd., an Edmonton,
Alberta-based Canadian company that was involved in the leasing of mobile offices to industrial markets. The transaction added over 500 units for a net purchase price of $7.0 million.
                                       3

Competitive Strengths

     Market Leadership. We are one of two national operators competing in the highly fragmented mobile office industry and believe our lease fleet is more than three times larger than that of our next largest competitor. We are the first or second largest provider of leased fleet units in most of our regional markets.

     National Presence and Customer Diversity. Our national presence provides us with the benefits of (1) customer and geographic diversification, (2) less sensitivity to regional economic downturns, (3) the ability to redeploy units within our branch network to optimize utilization levels in response to regional economic downturns, which reduces the need for new unit purchases and (4) economies of scale. We have an estimated 24,000 customers, the largest of which accounted for only 3.0% of 2002 revenues.

     Effective Fleet Management. Our lease fleet is actively managed to maximize customer satisfaction, optimize fleet utilization and improve fleet quality and flexibility. Our proprietary management information system provides comprehensive fleet statistics and lease information that allow us to effectively monitor and allocate our units through our branch network.

     We maintain a number of fleet management initiatives designed to improve operations and increase profitability, including (1) standardization of products, (2) maintaining fleet quality, (3) portability of fleet and (4) fleet pruning. These initiatives are outlined in more detail below:

     o Emphasis on Standardization of Products. We focus on maintaining a standardized lease fleet through a combination of new fleet purchasing guidelines and the conversion of any non-standard units into more standard configurations. Product standardization allows us to easily modify our structures to meet specific customer needs and thus increase utilization. Conversions of existing units from non-standard to standardized units can be completed, on average, at less than the cost of purchasing new units. Overall, we believe that the majority of our fleet is comprised of standardized, highly versatile products.

     o Fleet Quality. Because we believe that rental rates are based upon physical condition rather than age, we monitor our fleet on a regular basis, refurbishing units and conducting targeted sales programs, as necessary. Units classified as "unrentable" are less than 1.0% of the total fleet at December 31, 2002.

     o Portability of Fleet and Fleet Redeployment. We capitalize on our nationwide franchise and inventory management systems by actively redeploying excess fleet to areas of higher customer demand. The portability and standardized nature of the units allow them to be relocated to surrounding areas at relatively low cost, thus allowing us to minimize capital expenditures for new fleet purchases. As part of our fleet purchasing and conversion activities, we generally have our units built or converted to meet industrialized building codes for use in several surrounding states, thus allowing them to be redeployed as necessary.

     o Fleet Pruning. From time to time, we will sell excess or idle units from our fleet. Pruning activities allow us to manage fleet quality and composition.

     Dedicated Marketing and Customer Service. Through extensive marketing and customer service programs, we focus on maintaining and expanding long-term customer relationships. We are the only industry operator that maintains our own full-service national support staff to prepare units for lease and maintain units while on lease. As a result of this extensive customer service, our leasing operations have generated recurring revenues due to high levels of repeat business.

     Experienced Management. Since 1997, the current management team has doubled the size of our fleet and increased the size of our branch network, both organically and through selective strategic acquisitions. Management holds personal equity investments equivalent to approximately a 9% share of our company on a fully diluted basis. We believe that this represents a significant economic commitment to and confidence in our company.

Operating Strategy

     Due to the local and regional nature of our business, our goals are to become the leader in each of the local markets in which we compete and to expand our coverage to additional local markets. To achieve market leadership, we have implemented a strategy which emphasizes (1) superior service, (2) a well-maintained, readily-available and versatile lease fleet, (3) effective fleet management using proprietary information systems, and (4) targeted marketing through an experienced and motivated sales force. We believe that we are generally the first or second largest provider of relocatable space in each of our regional markets as measured by lease fleet size and revenues. Our branch offices are distributed throughout the United States and Canada and are located in a majority of the major metropolitan areas.

         Management's business and growth strategy includes the following:

     Fleet and Branch Expansion. We plan to continue to capitalize on the industry's favorable long-term growth trends by increasing customer penetration and fleet size in existing markets. In addition, we plan to open branches in new markets where positive business fundamentals exist. From January 1, 2000 to December 31, 2002, we increased the number of units from approximately 79,600 to 93,800 as a result of general fleet expansion and to a much lesser extent, through acquisitions.

     Selective Fleet Acquisitions. To complement our internal fleet and branch expansion, we plan to continue to capitalize on the industry's fragmentation and expand our geographic coverage by making selective acquisitions of mobile offices and storage product lease fleets. Typically, there is a low cost of integrating acquired fleets and acquired units have existing leases that generate immediate revenues. From January 1, 2000 to December 31, 2002, we made four acquisitions of approximately 3,600 units for a total purchase price of $37.1 million. Units added through acquisitions have accounted for approximately 15% of the value of our total fleet purchases during this period.

     Storage and Ancillary Products. We continue to identify new applications for our existing products, diversify into new product offerings and deliver ancillary products and services to leverage our existing branch network. For example, in 1996, we began focusing on the expanding market for storage product units, which are used for secured storage space. Since January 1, 1996, we have grown our storage product fleet by over 16,600 units, through direct purchases as well as ten acquisitions which totaled approximately 6,000 storage units. Ancillary products and services also include the rental of steps, furniture, ramps and security systems; sales of parts and supplies; and charges for granting insurance waivers and for damage billings.

     Education Market Trends. The education market accounted for approximately 26% of our 2002 revenues and offers growth opportunities as a result of the following: (1) an increase in state and local initiatives governing maximum class sizes, (2) state and local governmental pressures to find cost-effective ways to expand classroom capacity, (3) increased interstate and intrastate migrations necessitating rapid expansion of education space and (4) the predicted growth of the school age population.

Recession Resistance

     Although a portion of our business is with customers in industries that are cyclical in nature and subject to change in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and our operating strategies should help to mitigate the effects of economic downturns. These characteristics include (1) our typical lease terms, which include contractual provisions requiring customers to retain units on lease for, on average, 13 months, and have an average existing lease duration of 22 months, (2) the flexibility and low cost offered to our customers by leasing which may be an attractive alternative to capital purchases, (3) our ability to redeploy units during regional recessions, (4) the diversity of our industry exposure and (5) the geographic balance of our operations.

Products

     Our products can be used to meet a variety of customer needs. Sample applications include classrooms, sales offices and special events headquarters. Our mobile office fleet ranges from single-unit facilities to section modular structures, which combine two or more units into one structure for applications that require more space. Units typically range in size from 8 to 14 feet in width and 16 to 70 feet in length and are generally wood frame mounted on a steel chassis, constructed using a steel frame and undercarriage with an exterior of wood or aluminum. The units are fitted with axles and hitches and are towed to various locations. Most units contain materials used in conventional buildings and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Mobile office units are extremely durable and have an estimated economic useful life of generally 20 years. During 2002, the average purchase price for new mobile office units (excluding storage products) was $12,300 and the average mobile office unit was leased for approximately $300 per month, although rates vary depending upon size, product type, features and geographic region. Products have varying lease terms, with average contractual terms of 13 months. However, most customers retain the product for a longer period as evidenced by an average existing lease duration of 22 months at December 31, 2002.

         Our specific product offerings are described below:

     Single-Wide Mobile Offices. Single-wide mobile offices are the most functional and versatile units in our lease fleet. Units typically have "open interiors" which can be modified using movable partitions. Single-wide mobile offices currently comprise approximately 39% of our lease fleet and commonly include tile floors, air conditioning/heating units, partitions and, if requested, toilet facilities.

     Section Modulars. Section modulars are two or more units combined into one structure. Interiors are customized to match the customer needs. Examples of section modular units include hospital diagnostic annexes, special events headquarters, golf pro shops and larger general commercial offices.

     Classrooms. Classroom units are generally standard single- or double-wide units adapted specifically for use by school systems or universities. Classroom units usually feature chalkboards and teaching aids, air conditioning/heating units, windows along side-walls and, if requested, toilet facilities.

     Sales Offices. Sales offices are marketed to businesses that require site located space for sales presentations. Exteriors are typically wood-sided with some models offering recessed front entries. Our "Executive Line" sales offices are larger, more expensive versions of the standard sales office with more amenities.

     Storage Products. Storage products are windowless and are typically used for secure storage space. There are generally two types: ground-level entry storage containers and storage trailers with axles and wheels. The basic storage unit features a roll-up or swing door at one end. Units are made of heavy exterior metals for security and water tightness.

Branch Network

     As a key element to our market leadership strategy, we maintain a network of over 80 branch offices throughout the United States and Canada. This network enables us to increase our product availability and customer service within our regional and local markets. Customers benefit because they are provided with (1) improved service availability, (2) reduced time to occupancy, (3) better access to sales representatives, (4) the ability to inspect units prior to rental and
(5) lower freight costs which are typically paid by the customer. We benefit because we are able to spread regional overhead and marketing costs over a larger lease base, redeploy units within our branch network to optimize utilization, discourage potential competitors by providing ample local supply and offer profitable short-term leases which would not be profitable without a local market presence.

     Management believes geographic diversification of our branch network mitigates economic and operating risk. In 2002, the South Central, Southeast, Northeast, West, Pacific Northwest, Mid-Atlantic, Florida, Central, and Canada regions accounted for 9%, 9%, 20%, 18%, 11%, 11%, 12%, 6%, and 4% of our
revenues, respectively.


     Our branches are generally headed by a dedicated branch manager. The branch system is supervised by seven regional vice presidents and an executive vice president who average 17 years of industry experience and 11 years with our company. Management believes it is important to encourage employees to achieve revenue and profit levels and to provide a high level of service to our customers. Approximately 30% of the regional managers' compensation is based upon the financial performance of their branches and approximately 45% of branch managers' compensation is tied to budgeted Adjusted EBITDA levels. Sales representatives' compensation is commission driven and based on the gross profits of new business.

Operations

     Leasing. Leasing revenue is a function of average monthly rental rate, fleet size and utilization. We monitor fleet utilization at each branch. For
2002, average fleet utilization was 77.9%. While we adjust our pricing to respond to local competition in our markets, we believe that we generally achieve a rental rate equal to or above that of our competitors because of the quality of our products and our high level of customer service.

     As part of our leasing operations, we sell used mobile office units from our lease fleet either at fair market value or, to a much lesser extent, pursuant to pre-established lease purchase options included in the terms of its lease agreements. Due in part to an active fleet maintenance program, our units maintain a significant percentage of their original value which includes the cost of the units as well as costs of significant improvements made to the units. However, no assurance can be given that such percentages would have been realized from the sale of the entire lease fleet or will be realized in the future.

     New Unit Sales. New unit sales include sales of newly-manufactured mobile office units. We do not generally purchase new units for resale until we have obtained firm purchase orders (which are generally non-cancelable) for such units. New mobile units are generally purchased more heavily in the late spring and summer months due to seasonal classroom and construction market requirements.

     Delivery and Installation. We provide delivery, site-work, installation and other services to our customers as part of our leasing and sales operations. Revenues from delivery, site-work and installation result from the transportation of units to a customer's location, site-work required prior to installation and installation of the mobile units which have been leased or sold. Typically units are placed on temporary foundations constructed by our service technicians, and service personnel will also generally install our ancillary products. We also derive revenues from tearing down and removing units once a lease expires.

     Other. We also derive revenue from the sale of other products and services, including rental of steps, furniture and ramps; sales of parts, supplies and security systems; and charges for granting insurance waivers (i.e., charging a fee to customers who do not provide their own insurance certificate) and for damage billings.

Fleet Purchases

     We closely monitor fleet purchases to manage capital expenditures and inventory levels. Generally, fleet purchases are controlled by field and corporate executives, and must pass our fleet purchasing policy guidelines (which include ensuring that utilization rates and unrentable units levels are acceptable, that redeployment, refurbishment and conversion options have been evaluated, and that specific return on investment criteria have been met).

     We purchase our units through approximately 50 third-party suppliers (most suppliers have only one factory, which generally serves a market within 300 to 400 miles), with no significant dependence on any supplier. The top three suppliers of units for 2002 represented approximately one-third of all fleet purchases and the top ten suppliers represented approximately two-thirds of all fleet purchases. We believe that we have an excellent working relationship with our suppliers.

     We believe that our fleet purchases are flexible and can be adjusted to match business needs and prevailing economic conditions. We are not "locked in" to long-term purchase contracts with manufacturers and can modify our new fleet purchases and acquisition activities to meet customer demand. For example, our spending for fleet purchases decreased from approximately $123,000 in 2000 to approximately $106,000 in 2001 and approximately $45,000 in 2002. We supplement our new fleet purchases with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and will adjust its fleet spending patterns as acquisition opportunities become available.

Marketing

     In addition to opening new branches, we use a number of marketing tools to generate new business and customers. By maintaining a detailed and updated customer and prospect tracking system, marketing and sales personnel generally can identify when a particular customer or prospect typically utilizes our products and may contact such customer or prospect regarding their future needs.

     Through our marketing and sales effort, we have successfully expanded the uses for our products. For example, since 1993, the number of industries (as measured by SIC code) that lease or purchase our products has increased from 360 to 450. Additionally, we expect to continue to increase our penetration of other industries that would benefit from the usage of our products. See "--Customer Base."

     Developing new customers is an integral part of the sales process and is monitored through the use of quarterly goals for each employee with sales responsibility. In addition to our prospect tracking databases, we conduct direct mail campaigns and are a heavy user of print advertising, including the yellow pages and customer trade publications. We have developed a toll-free telephone number network so that our customers can call and speak to a sales representative in the branch location nearest the site where the call was placed. In addition, we participate in numerous regional and national trade shows, and our sales personnel participate in local trade groups and associations. We also design marketing campaigns targeted at specific market niches.

     During 1996, we began developing national accounts. To date, we have established approximately 250 national accounts and continue to pursue other national account relationships. The relationships are coordinated by a national account manager and serviced by the branch network. Due to our broad geographic capabilities, this program allows us to further differentiate ourselves from many of our "mom-and-pop" competitors by providing consistent service on a national basis.

Customer Base

     We continually seek to expand our customer base and the applications for our products. Our customer base is comprised of an estimated 24,000 companies, which operate in approximately 450 industries, a significant increase over 1993 levels of 7,700 customers in 360 industries. We believe that the construction and education industries accounted for approximately 27% and 26%, respectively, of total revenues in 2002, and that no other industry accounted for more than 6% of total revenues in 2002. During 2002, no single customer accounted for more than 3.0% of our total revenues and our top ten customers accounted for approximately 9.4% of total revenues. Our key customer industries as categorized by SIC Code are as follows:

     Construction. We provide office and storage space to a broad array of contractors associated with both residential and nonresidential buildings, commercial offices and warehouses; highway, street, bridge and tunnel contractors; water, sewer, communication and power line contractors; and special construction trades, including glass, glazing and demolition. We believe our construction customer base is characterized by a wide variety of contractors, who are associated with original construction as well as capital improvements in the commercial, institutional, residential and municipal arenas.

     Education. Rapid and unpredictable shifts in state populations within states often necessitate quick expansion of education facilities particularly in elementary and secondary schools. State and local governmental budgetary pressures have made mobile offices, especially multi-sectional offices, a convenient and cost-effective way to expand classroom, laboratory and library capacity. Our quality products are well suited for educational institutions, which demand a high level of maintenance and service support.

     Professional Services. Customers in this category include professionals from a broad array of industry sectors including engineering, architectural, accounting, legal, insurance and sales. Health Care. Health care customers are frequent users of multi-sectional facilities as administrative offices, waiting rooms, MRI and other diagnostic annexes adjacent to existing hospitals. Utilities. Mobile offices have traditionally been leased to utilities involved in electrical service, natural gas distribution and production, and other energy-related services. Units are used as meeting rooms, reception and visitor centers, security offices and, during periods of utility plant reconstruction, as facilities to house the operations staff.

     Government. Governmental users consist of federal, state and local public sector organizations such as the United States Environmental Protection Agency and state highway administrations. We have enjoyed particular success in focused niches such as prisons and jails, courthouses, national security buildings and NASA facilities. Our strategy of concentrated regional focus has been particularly successful in gaining business from local governmental customers.

     Chemical and Pharmaceutical. Chemical and pharmaceutical companies have been long-time users of temporary office space. Mobile offices are particularly well suited for laboratory usage where space is needed for the duration of a specific project or for an off-site or isolated laboratory.

     Commercial/Industrial and Other. This category includes a variety of industries and product uses which help diversify our revenue stream. Common examples include: entertainment, recreation, transportation terminals, recycling, retail and fast food establishments, metal processing and refining and disaster relief. Although there are a number of different industries in this category, we believe that no single industry included in this category was material to us in 2002.

Fleet Management Information Systems

     We utilize proprietary fleet management information systems, which substantially differentiate us from the majority of our competitors. Our fleet information system is instrumental to our lease fleet management and targeted marketing efforts and allows management to monitor operations at our branches on a daily, weekly, and monthly basis. Lease fleet information is updated daily at the branch level and verified through a monthly physical inventory by branch personnel. This provides management with on-line access to utilization, lease fleet unit levels and rental revenues by branch or geographic region. In addition, an electronic file for each unit showing its lease history and current location/status is maintained in the information system. Branch salespeople utilize the system to obtain information regarding unit availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information.

Regulatory Matters

     We must comply with various federal, state and local environmental, health and safety laws and regulations in connection with our operations. We believe that we are in substantial compliance with these laws and regulations. In addition to compliance costs, we may incur costs related to alleged environmental damage associated with past or current properties owned or leased by us. We believe that our liability, if any, for any environmental remediation will not have a material adverse effect on our financial condition. However, we can not be certain that the discovery of currently unknown matters or conditions, new laws and regulations, or stricter interpretations of existing environmental laws will not have a material adverse effect on our business or operations in the future.

     A portion of our units are subject to regulation in certain states under motor vehicle and similar registrations and certificate of title statutes. We believe that we have complied in all material respects with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to mobile office units. We have not taken actions under such statutes in states where it has been determined that such statutes do not apply to mobile office units. However, in certain states, the applicability of such statutes to our mobile office units is not clear beyond doubt. Due to the difficulty, expense and burden of complying with all possible motor vehicle and certificate of title requirements in such states, we do not take action to comply with every possible motor vehicle and similar registration and certificate of title requirement in such jurisdictions. If additional registration and related requirements are deemed to be necessary in such states or if the laws in such states or other states were to change to require us to comply with such requirements, we could be subject to additional costs, fees and taxes as well as administrative burdens in order to comply with such statutes and requirements. We do not believe the effect of such compliance will be material to our business and financial condition.

Competition

     Although our competition varies significantly by market, the mobile office industry, in general, is highly competitive. We compete primarily in terms of product availability, customer service and price. We believe that our reputation for customer service and our ability to offer a wide selection of units suitable for various uses at competitive prices allows us to compete effectively.
However, our primary competitor, GE Capital Modular Space, is less leveraged, has greater market share or product availability in some markets and has greater financial resources and pricing flexibility than us.

Employees

     As of December 31, 2002 we had approximately 1,200 employees. None of our employees are covered by a collective bargaining agreement. Management believes its relationship with our employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees.

Risk Factors

Risks Relating to Our Indebtedness

Our substantial debt could adversely affect our financial health.
----------------------------------------------------------------
         We have a substantial amount of debt. As of December 31, 2002, we had $984.3 million of indebtedness.

         Our substantial debt could have important consequences including:
o making our company more vulnerable to general adverse economic and industry conditions;

o limiting our ability to obtain additional financing for future working capital, capital expenditures, strategic acquisitions and other general corporate requirements;

o exposing us to interest rate fluctuations because the interest on the debt under our new credit facility is at variable rates;

o requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

o limiting our flexibility in planning for, or reacting to, changes in our business; and

o placing us at a competitive disadvantage compared to any competitors that have less debt.

We may incur additional debt.
----------------------------
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our 9.875% senior notes due 2007 (the "senior notes") permit us to incur a substantial amount of additional debt and our new revolving credit facility will permit additional borrowings under certain circumstances. As of December 31, 2002, we had $186.4 million of additional borrowing availability under our new revolving credit facility, subject to compliance with our financial and other covenants and the terms of our loan agreements. Accordingly, this additional indebtedness could further exacerbate all the risks described above.

The   indenture   governing  the  senior  notes  and  our  new  credit  facility
--------------------------------------------------------------------------------
contain  various  covenants  which limit the  discretion  of our  management  in
--------------------------------------------------------------------------------
operating  our business and could  prevent us from  engaging in some  beneficial
--------------------------------------------------------------------------------
activities.
----------

     The indenture governing the senior notes and our new credit facility contain various restrictive covenants that limit our management's discretion in operating our business. In particular, these agreements will limit our ability to, among other things:

o        incur additional debt or guarantee obligations;

o        grant liens on assets;

o make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock);

o        make investments or acquisitions;

o        sell assets;

o        engage in transactions with affiliates; and

o        merge, consolidate or transfer substantially all of our assets.

     In addition, our new credit facility also requires us to maintain certain financial ratios and limits our ability to make capital expenditures. If we fail to comply with the restrictions of the indenture governing the senior notes, our new credit facility or any other subsequent financing agreements, a default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross- default provision applies. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds. If our obligations under our new credit agreement or any subsequent secured financing agreement were accelerated, we would be obligated to satisfy those obligations before we could satisfy our obligations under the senior notes to the extent of the assets securing the secured debt. Accordingly, we cannot assure you that we would be able to fully repay our debt obligations, including the senior notes, if some or all of our debt obligations are accelerated upon an event of default.

     Our ability to service our debt requires a  significant  amount of cash.
     -----------------------------------------------------------------------
     To service our debt, we require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future, all of which will mature prior to the senior notes.

     Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions, and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

o        economic  and  competitive  conditions   affecting  the  mobile  office
         industry;

o operating difficulties, increased operating costs or pricing pressures we may experience; and

o        a decline in the resale value of our units.

     As of December 31, 2002, we had $435.9 million of senior secured indebtedness outstanding under our new credit facility that ranked effectively senior to the senior notes. Our estimated debt service obligations for 2003 are $78.2 million, based on (1) the projected average outstanding balance of our senior notes for 2003, (2) an interest rate of approximately 5% on our projected average outstanding variable rate debt for 2003 and (3) scheduled term loan repayments in 2003. Our annual debt service obligations will increase by $4.4 million per year for each 1% increase in interest rates, based on the balance of variable rate debt outstanding at December 31, 2002. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital investments, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot assure you as to the terms of any such transaction or how soon any such transaction could be completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Risks Relating to Our Business

     Elements of our business  are  sensitive  to general  economic  conditions.
-----------------------------------------------------------------------
A portion of our revenues are derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, such as the construction industry. In addition, because we conduct our operations in a variety of markets, we are subject to economic conditions in each of these markets. Although we believe that certain of our operating strategies and industry characteristics may help to mitigate the effects of economic downturns, general economic downturns or localized downturns in markets where we have operations, including any downturns in the construction industry, could have a material adverse effect on us and our business, results of operations and financial condition. In addition, at the present time we are unable to predict what long-term effect, if any, recent political events, including those relating to, or arising out of the war with Iraq, and their attendant consequences will have on our business. Any of the foregoing economic or political events could have a material adverse effect on our results of operations and financial condition.

     We face significant competition in the mobile office industry.
     -------------------------------------------------------------
     Although our competition varies significantly by market, the mobile office industry, in general, is highly competitive. We compete primarily in terms of product availability, customer service and price. We believe that our reputation for customer service and our ability to offer a wide selection of units suitable for various uses at competitive prices allows us to compete effectively.
However, our primary competitor, GE Capital Modular Space, is less leveraged, has greater market share or product availability in some markets, and has greater financial resources and pricing flexibility than we do.

     An investor group controls a majority of our board of directors.
     ---------------------------------------------------------------
     An investor group, which includes affiliates of The Cypress Group L.L.C., and Keystone, Inc., beneficially owns in the aggregate approximately 82% of the outstanding common stock of Scotsman Holdings, Inc., our parent company. Holdings in turn owns 100% of our outstanding voting securities. As a result, the investor group has the ability to control our management, policies and financing decisions, to elect a majority of the members of our board of directors and to control the vote on all matters coming before our stockholders.

     We may not be able to remarket units returning from leases.
     ----------------------------------------------------------
     Our typical lease terms, which include contractual provisions requiring customers to retain units on lease for, on average, 13 months, actually have an average existing lease duration of 22 months. Because our customers generally rent our units for periods longer than the contractual lease terms, approximately 60% of our leases are on a month-to-month basis. In addition, approximately 20% of our leases have contractual lease terms expiring within six months. Should a significant number of our leased units be returned during any short period of time, a large supply of units would need to be remarketed. Our failure to effectively remarket a large influx of units returning from leases could have a material adverse effect on our financial performance and our ability to continue expanding our fleet.

     We are dependent on key personnel.
     ---------------------------------
     Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees, none of whom have employment agreements with us. We do not maintain insurance policies relating to these employees. If, for any reason, these officers or key employees do not remain with us, our operations could be adversely affected until suitable replacements with appropriate experience can be found.


A write-off of all or  a  part  of  our  goodwill  would  adversely  affect  our
--------------------------------------------------------------------------------
operating results and net worth.
-------------------------------
     We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. As of December 31, 2002, we had $168.9 million of unamortized goodwill on our balance sheet, which represented 13.7% of our total assets. Through December 31, 2001, we amortized goodwill on a straight-line basis over the estimated period of future benefit of 20 to 40 years. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that, effective January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We have adopted the provisions of SFAS No. 142. We performed the first of these required tests during the first quarter of 2002 and the annual impairment test as of the beginning of the fourth quarter and determined that goodwill was not impaired. Although it does not affect our cash flow, a write-off in future periods of all or a part of our goodwill would adversely affect our operating results and net worth.

Item 2.  Properties


         Our headquarters is a three-story modular office structure located on
3.1 acres in suburban Baltimore, Maryland. Additionally, we lease approximately 72% of our 87 branch locations and we own the balance. Management believes that none of our leased facilities, individually, is material to our operations.




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




Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity  and  Related Shareholder Matters


     We are a 100% owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. There is no established public trading market for Holdings' Common Stock.


     During 2002, we paid dividends to Holdings of approximately $133,000 for normal operating expenses. We do not intend to pay any other dividends except for the normal operating expenses of Holdings, but reserve the right to do so. Our ability to pay dividends to Holdings is limited to amounts for corporate and administrative expenses. The indenture governing our senior notes and our new credit agreement contain certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on our equity interests. (See Note 5 of Notes to the Consolidated Financial Statements.)

     Pursuant to the Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan (the "1997 Plan") and Rule 701 under the Securities Act, options for the purchase of 6,300 shares of Holdings' common stock were granted during 2002. No options were exercised during 2002 and no shares of Holdings' common stock were issued during 2002 upon the exercise of previously granted options.

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

                                             Year Ended December 31,
                                 ----------------------------------------------
                                  1998       1999     2000     2001     2002
                                  ----       ----     ----     ----     ----
                                (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
     Leasing                    $152,221  $201,820  $220,547 $238,151 $227,106
     Sales:
         New units                46,448    73,001    73,291   91,114   98,927
         Rental equipment         15,530    22,369    21,571   22,212   23,951
     Delivery and installation    47,002    71,245    79,097   97,342  101,034
     Other                        25,893    37,370    37,640   43,437   44,155
                                --------    ------    ------   ------  -------

         Total                  $287,094  $405,805  $432,146 $492,256 $495,173
------------------------------------------------------------------------------
Gross profit:
     Leasing                    $101,036  $136,543  $148,454 $153,281 $134,862
     Sales:
         New units                 8,099    12,678    13,023   15,945   16,363
         Rental equipment          3,730     5,133     5,266    5,326    5,787
     Delivery and
     installation                 12,083    18,886    19,427   19,003   16,494
     Other                        20,393    29,949    31,057   35,063   34,254
                                 -------    ------    ------   ------   ------
         Total                  $145,341  $203,189  $217,227 $228,618 $207,760
------------------------------------------------------------------------------

Selling, general
and administrative expenses     $58,099   $ 71,425  $ 76,817 $ 82,516 $ 85,722
Other depreciation
 and amortization                 9,623     15,866    17,474   18,845   13,438
Interest                         65,060     83,878    91,860   85,486   85,208
Casualty loss                       ---        ---       ---    1,500      ---
                                    ---        ---       ---    -----      ---

Income before taxes              12,559     32,020    31,076   40,271   23,392
Income tax expense                8,768     14,713    14,957   17,605    8,157
                                  -----     ------    ------   ------   ------
Net income                        3,791     17,307    16,119   22,666   15,235
                                  =====     ======    ======   ======   ======
Net income per common share     $  1.14   $   5.21  $   4.86  $  6.83 $   4.59
                                   ====       ====      ====     ====     ====
Dividends per common share      $  6.88   $    .02  $    .02  $   .02 $    .04
                                   ====        ===       ===      ===     ====
Ratio of earnings
to fixed charges (1)               1.2x       1.4x      1.3x     1.5x     1.3x
------------------------------------------------------------------------------

Adjusted EBITDA (2)            $117,572   $168,216  $177,609 $187,585 $173,185
------------------------------------------------------------------------------

                                              As of December 31,
                                 1998      1999      2000       2001      2002
                                 ----      ----      ----       ----      ----
                                                    (Dollars in thousands)
Balance Sheet Data:
Rental equipment, net          $640,634 $ 726,924 $ 799,994 $  866,867 $ 850,087
Total assets                    941,287 1,066,464 1,145,898  1,244,984 1,230,350
Revolving credit
facility & long-term debt       845,447   915,823   959,110  1,022,972   984,345
Stockholder's (deficit) equity  (63,258)  (44,107)  (28,021)    (6,741)   13,793


(1) The ratio of earnings to fixed charges is computed by dividing fixed charges into earnings from continuing operations before income taxes and extraordinary items plus fixed charges. Fixed charges include interest, expensed or capitalized, including amortization of deferred financing costs and debt discount and the estimated interest component of rent expense.

(2) We define Adjusted EBITDA as earnings before deducting interest, income taxes, depreciation, amortization and non-cash charges. We utilize Adjusted EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that this measure provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, Adjusted EBITDA data should not be considered in isolation or as a substitute for cash flow from operations, net income or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. When evaluating Adjusted EBITDA, investors should consider, among other factors, (1) increasing or decreasing trends in Adjusted EBITDA, (2) whether Adjusted EBITDA has remained at positive levels historically and (3) how Adjusted EBITDA compares to levels of debt and interest expense. Because Adjusted EBITDA excludes some, but not all, items that affect net income and may vary among companies, the Adjusted EBITDA presented above may not be comparable to similarly titled measures of other companies. While we believe that Adjusted EBITDA may provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements, certain operational or legal requirements of our business may require us to utilize our available funds for other purposes.

A reconciliation of Net Income to Adjusted EBITDA is as follows:

                                              Year Ended December 31,
--------------------------------------------------------------------------------
                                    1998     1999      2000       2001     2002
                                    ----     ----      ----       ----     ----
                                              (Dollars in thousands)

Net income                       $ 3,791   $17,307   $16,119    $22,666  $15,235
Interest                          65,060    83,878    91,860     85,486   85,208
Income taxes                       8,768    14,713    14,957     17,605    8,157
Depreciation
   and amortization               37,228    50,419    54,194     60,606   59,272
Non-cash stock
   compensation expense            2,725     1,899       479       (278)   5,313
Non-cash casualty loss               ---       ---       ---      1,500      ---
                                 -------   -------   -------    -------  -------

Adjusted EBITDA                 $117,572  $168,216  $177,609   $187,585 $173,185
                                 =======   =======   =======    =======  =======


Selected Quarterly Financial Data (Unaudited):

(In thousands except per share data)   Year ended December 31, 2002
------------------------------------   -------- ---------  --------   --------
Quarter                        First    Second    Third     Fourth      Year
--------------------------   --------  -------- ---------  --------   --------

Revenues                     $119,867  $116,097  $137,282  $121,927   $495,173

Gross profit                 $ 52,788  $ 51,426  $ 53,127  $ 50,419   $207,760

Income before income taxes   $  6,776  $  4,306  $  8,512  $  3,798  $  23,392

Net income                   $  3,727  $  2,896  $  5,102  $  3,510  $  15,235

Net income per common share  $   1.12  $   0.87  $   1.54  $   1.06  $    4.59

Cash dividends per share     $   0.03  $   0.01  $     --  $     --  $    0.04
------------------------------------------------------------------------------


(In thousands except per share data)   Year ended December 31, 2001
------------------------------------   -------- ---------  --------   --------
Quarter                        First    Second    Third     Fourth      Year
--------------------------   --------  -------- ---------  --------   --------
Revenues                     $105,366  $119,897  $140,891  $126,102  $492,256

Gross profit                 $ 53,791  $ 58,088  $ 59,558  $ 57,181  $228,618

Income before income taxes   $  4,605  $  9,091  $ 13,681  $ 12,894  $ 40,271

Net income                   $  2,533  $  4,958  $  7,525  $  7,650  $ 22,666

Net income per common share  $    .76  $   1.49  $   2.27  $   2.31  $   6.83

Cash dividends per share     $     --  $    .01  $     --  $    .01  $    .02
-----------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion regarding our financial condition and results of operations for the three years ended December 31, 2002 should be read in conjunction with the more detailed information and Financial Statements included elsewhere herein. Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. See "Safe Harbor Statement Cautionary Notice Regarding Forward-Looking Statements".

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

     Depreciation of rental equipment. We depreciate rental equipment over its estimated useful life, after giving effect to an estimated salvage value. The useful life of our rental equipment is determined based on our estimate of the period over which the asset will generate revenue (generally 20 years), and the residual value (typically 50% of original cost) is determined based on our estimate of the minimum value we could realize from the asset after this period. The lives and residual values are subject to periodic evaluation and may be affected by, among other factors, changes in building codes, legislation, regulations, local permitting and internal factors which may include, but are not limited to, changes in equipment specifications or maintenance policies. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

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

     Goodwill and Other Intangible Impairment. We have significant intangible assets related to goodwill and other acquired intangibles. The determination of whether or not these assets are impaired involves significant judgments. After adopting SFAS 142 in 2002, goodwill was determined not to be impaired for the year ended December 31, 2002. Future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

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

     Although a portion of our business is with customers in industries that are cyclical in nature and subject to changes in general economic conditions, management believes that certain characteristics of the mobile office leasing industry and their operating strategies should help to mitigate the effects of economic downturns. These characteristics include (i) our typical lease terms which include contractual provisions requiring customers to retain units on lease for, on average, 12 months, (ii) the flexibility and low cost offered to our customers by leasing which may be an attractive alternative to capital purchases, (iii) our ability to redeploy units during regional recessions and
(iv) the diversity of our industry segments and the geographic balance of our operations (historically during economic slowdowns, the construction industry which represented approximately 27% of 2002 revenues, experiences declines in utilization rates, while other customer segments, including education which represented approximately 26% of revenues in 2002, are more stable).


     On July 31, 2002, we acquired the leasing business of Northgate Industries Ltd. See Note 1 of the Notes to Consolidated Finacial Statements.

     On February 1, 2001, we acquired the sales and leasing business of Mckinney Mobile Modular. See Note 1 of the Notes to Consolidated Finacial Statements.

Results of Operations

     2002 Compared With 2001. Revenues in 2002 were $495.2 million, a $2.9 million or .6% increase from revenues of $492.3 million in 2001. The increase resulted from a $7.8 million or 8.6% increase in sales of new units, a $3.7 million or 3.8% increase in delivery and installation revenues, and a $1.7 million or 7.8% increase in sales of used units. These increases were substantially offset by an $11.0 million or 4.6% decrease in leasing revenue. The decrease in leasing revenue is attributable to a decrease of $2 in the average monthly rental rate, and a decrease in the average fleet utilization of four percent to 78%. The decrease in the average monthly rental rate is a result of the softening economic and related business conditions combined with competitive pricing and changes in fleet mix. The increases in sales of new and used units, and delivery and installation revenue are due to several large school projects.

     Gross profit in 2002 was $207.8 million, a $20.9 million or 9.1% decrease from 2001 gross profit of $228.6 million. The decrease primarily resulted from a $18.4 million or 12.0% decrease in leasing gross profit, and a $2.5 million or 13.2% decrease in delivery and installation gross profit. The decrease in leasing gross profit is a result of the decrease in leasing revenue described above and a decline in leasing margins from 64.4% in 2001 to 59.4% in 2002. Excluding depreciation and amortization, leasing margins decreased from 81.9% in 2001 to 79.6% in 2002. This margin suppression was attributable to a decline in average fleet utilization coupled with fleet quality improvement initiatives. The decrease in delivery and installation gross profit is attributable to continued competitive pressures, and to a lesser extent, a higher mix of lower margin sales related projects.

     Selling, general and administrative (SG&A) expenses were $85.7 million, a $3.2 million or 3.9% increase from 2001 expenses of $82.5 million. The overall increase in SG&A expense is due primarily to increased noncash stock option compensation expense, and increased insurance and property costs, partially offset by our continued cost control initiatives that commenced in the second half of 2001.

     Interest expense decreased by .3% to $85.2 million in 2002 from $85.5 million in 2001. This net decrease is the result of a decrease of approximately 155 basis points in effective interest rates on our variable rate debt for the year, and a $128.7 million or 21.2% decrease in the average credit facility debt over 2001, partially offset by (a) interest expense on the additional $150.0 million of senior notes and $182.0 million in additional term loans and (b) the additional amortization of deferred financing fees, resulting from the additional $150.0 million of senior notes and the refinancing of our credit facility.

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


Liquidity and Capital Resources

     During 2000, 2001 and 2002, our principal sources of funds consisted of cash flow from operating and financing sources. Cash flow from operating activities of $87.0 million in 2000, $60.3 million in 2001 and $98.9 million in 2002 was largely generated by the rental of units from our lease fleet and sales of new mobile office units.

     We believe that Adjusted EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define Adjusted EBITDA as earnings before deducting interest, income taxes, depreciation, amortization, and noncash charges. In 2002, noncash charges consists of noncash stock option compensation expense of $5.3 million. In 2001, noncash charges consisted of $.3 million of noncash stock option compensation income and a $1.5 million noncash charge related to a casualty loss. In 2000, noncash charges consisted of $.5 million of noncash stock option compensation expense. We utilize Adjusted EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that Adjusted EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, Adjusted EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Our Adjusted EBITDA decreased by $14.4 million or 7.7% to $173.2 million in 2002 compared to $187.6 million in 2001. This decrease in Adjusted EBITDA is primarily the result of decreased leasing and delivery and installation gross profits described above, partially offset by decreased SG&A expenses, excluding non-cash stock option compensation expense. In 2001, our Adjusted EBITDA increased by $10.0 million or 5.6% to $187.6 million compared to $177.6 million in 2000. This increase in Adjusted EBITDA is a result of increased leasing and new sales activity described above, partially offset by increased SG&A expenses.

     Cash flow used in investing activities was $128.3 million in 2000, $125.5 million in 2001 and $40.1 million in 2002. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and we generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. These expenditures increased the size of the rental fleet by approximately 8,700 units during 2000, 5,700 units during 2001 and 100 units during 2002. Our fleet acquisition strategy includes increasing our fleet size in accordance with customer demand and the related business conditions of the time. Due to the continued softening of the economy in 2002, our fleet size has remained relatively flat as we have furthered our fleet quality initiatives in lieu of purchasing new units. The following table sets forth our investment in our lease fleet for the periods indicated.

                                                      Year Ended December 31,
                                                   2000         2001       2002
                                                   ----         ----       ----
                                                     (Dollars in millions)
    Gross capital expenditures for rental
    equipment:
     New units and betterments.................. $118.6       $106.2      $44.8
     Fleet acquisitions, excluding acquired
     businesses                                     4.0         21.4        6.3
                                                  -----        -----       ----
                                                  122.6        127.6       51.1
    Purchase price allocated to fleet of
    acquired businesses                             5.3           --         --
    Proceeds from sale of used
    rental equipment......                        (21.6)       (22.2)     (24.0)
                                                   ----         ----       ----

    Net capital expenditures for
    rental equipment....                         $106.3       $105.4      $27.1
                                                  =====        =====       ====

    Lease fleet maintenance expenses included
     in the statement of operations............  $35.1         $43.0      $46.3
                                                 =====         =====       ====

     We believe we can manage the capital requirements of our lease fleet, and thus our cash flow, through the careful monitoring of our lease fleet additions. During 2000, 2001 and 2002, we were able to sell used units in the ordinary course of business (excluding units sold pursuant to purchase options) at a significant percentage of their total capitalized cost and at a premium to net book value. Such capitalized costs include the cost of the unit as well as costs of significant improvements made to the unit. See further explanation below and
Note 2 of the Notes to Consolidated Financial Statements. Historically, we have recognized net gains on the sale of used units.

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

     Other capital expenditures of $18.6 million, $15.4 million and $11.9 million in 2000, 2001 and 2002, respectively, consist of items not directly related to the lease fleet, such as branch buildings, land, equipment, leasehold improvements and management information systems.

     Cash provided by financing activities of $43.2 million in 2000 and $63.2 million in 2001 and cash used in financing activities of $59.0 million in 2002 were primarily from borrowings, net of repayments, under our revolving credit facility.

     At December 31, 2001 we had $400.0 million of 9.875% senior notes due 2007. In February 2002, we issued $150.0 million of additional senior notes due 2007 under the existing indenture. Net proceeds from the issuance were used to permanently repay our $58.1 million term loan and to repay borrowings under the then existing revolving credit facility.

     On March 26, 2002, we entered into a new loan agreement that provides for a $460.0 million revolving credit facility, a $210.0 million term loan, both maturing on December 31, 2006, and up to an additional $30.0 million in term or revolver commitments. In May 2002, we borrowed an additional $30.0 million under term loans, the proceeds from which were used to pay down revolver borrowings. The new loan agreement contains restrictions on the amount of dividends that we can pay to Holdings and requires compliance with certain financial covenants including capital expenditures, interest coverage, and leverage and fleet utilization levels.

     Availability under the Credit Agreement was $186.4 million at December 31, 2002. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facility. Availability under the credit agreement depends upon our continued compliance with certain covenants, including certain financial ratios. Although we are currently in compliance with all financial covenants in our credit agreement, the credit agreement was amended in February 2003 to revise certain utilization requirement covenants. We believe we will have sufficient liquidity under our new revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.

       A summary table of our significant contractual obligations is as follows:

                                         Payments Due by Period
                                         ----------------------

                            Within       Years    Years      After     Total
                            Year 1       2 - 3    4 - 5     5 years
                            ------       -----    -------  ---------   -----

Short and long term debt
(a)                         $2,400      $4,800   $977,145   $   --   $984,345


Operating leases (b)         8,968      13,671      6,849    3,087     32,575
                             -----      ------    -------    -----     ------

Total contractual
obligations                $11,368     $18,471   $983,994   $3,087 $1,016,920
                            ======      ======    =======    =====  =========

(a) As more fully described in Note 5 to Consolidated Financial Statements, we have borrowed $197.7 million under the revolving credit facility as of December 31, 2002. We also have a $238.2 million term loan and $548.5 million of 9.875% senior notes outstanding as of December 31, 2002.

(b) In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," operating lease obligations are not reflected in the balance sheet.

     See Operating Leases Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 7 Commitments for additional information.

     In addition, we have $5.2 million of unfunded standby letters of credit, for which the commitment expires in less than one year.

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

Recent Accounting Pronouncements

     Goodwill  and  Other  Intangible   Assets.  In  June  2001,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("FAS No. 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Prior to the adoption of this standard in 2002, goodwill was amortized on a straight-line basis over 20 to 40 years. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives.

     We adopted SFAS No. 142 effective January 1, 2002. We performed the first of these required tests during the first quarter of 2002 and the annual impairment test as of the beginning of the fourth quarter and determined that goodwill was not impaired.

     Extinguishment of Debt. In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002. With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.


     We adopted SFAS No. 145 effective January 1, 2002. As a result, the $1.6 million of deferred financing costs relating to our former credit agreement that was expensed during the year ended December 31, 2002 is included in interest expense.


     Stock Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, effective for fiscal years ending after December 15, 2002.


     We adopted SFAS 148 for disclosure purposes and are considering adoption for reporting purposes.

Item 8.  Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page


Report of Independent Auditors...............................................31

Consolidated Balance Sheets as of December 31, 2002 and 2001.................32


Consolidated Statements of Operations for the years ended
        December 31, 2002, 2001 and 2000.....................................33


Consolidated Statements of Changes in Stockholder's
        Equity/(Deficit) for the years ended
        December 31, 2002, 2001 and 2000.....................................34


Consolidated Statements of Cash Flows for the years ended
        December 31, 2002, 2001 and 2000.....................................35


Notes to Consolidated Financial Statements................................36-55


                     INDEX TO FINANCIAL STATEMENTS SCHEDULES


Schedule II - Valuation and Qualifying Accounts.. ...........................82


     All schedules not listed have been omitted either because they are not required or, if required, the required information is included elsewhere in the financial statements or notes thereto.

                         Report of Independent Auditors

Board of Directors
Williams Scotsman, Inc.

     We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the Financial Statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

                                                          /s/ Ernst & Young LLP
Baltimore, Maryland

January 31, 2003


                    Williams Scotsman, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                        December 31
                                                                                   2002              2001
                                                                                ----------        ----------
                                                                                       (In thousands)
Assets
Cash                                                                            $      427        $      584
Trade accounts receivable, net of allowance for doubtful accounts of
   $1,071 in 2002 and $1,298 in 2001                                                63,965            74,336
Prepaid expenses and other current assets                                           25,468            25,628
Rental equipment, net of accumulated depreciation of $207,538 in 2002
   and $178,046 in 2001                                                            850,087           866,867
Property and equipment, net                                                         80,249            75,358
Deferred financing costs, net                                                       23,616            10,696
Goodwill                                                                           168,931           168,378
Other intangible assets, net                                                         3,238             3,679
Other assets                                                                        14,369            19,458
                                                                                 ---------         ---------
                                                                                $1,230,350        $1,244,984
                                                                                 =========         =========

Liabilities and stockholder's equity (deficit)
Accounts payable and accrued expenses                                           $   52,988        $   50,287
Rents billed in advance                                                             18,773            25,796
Revolving credit facility                                                          197,691           564,922
Long-term debt                                                                     786,654           458,050
Deferred income taxes                                                              160,451           152,670
                                                                                 ---------         ---------
         Total liabilities                                                       1,216,557         1,251,725
                                                                                 ---------         ---------

Stockholder's equity (deficit):
   Common stock, $.01 par value.  Authorized 10,000,000 shares; issued
     and outstanding 3,320,000 shares                                                   33                33
   Additional paid-in capital                                                      131,602           126,289
   Cumulative foreign currency translation adjustment                               (1,386)           (1,505)
   Retained deficit                                                               (116,456)         (131,558)
                                                                                   -------           -------
Total stockholder's equity (deficit)                                                13,793            (6,741)
                                                                                 ---------         ---------
                                                                                $1,230,350        $1,244,984
                                                                                 =========         =========


See accompanying notes.

                                       32


                    Williams Scotsman, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                           Year ended December 31
                                                                        2002       2001         2000
                                                                      -------    --------      -------
                                                                            (In thousands except
                                                                              per share amounts)
Revenues

Leasing                                                             $ 227,106   $ 238,151     $220,547
Sales:
   New units                                                           98,927      91,114       73,291
   Rental equipment                                                    23,951      22,212       21,571
Delivery and installation                                             101,034      97,342       79,097
Other                                                                  44,155      43,437       37,640
                                                                      -------     -------      -------
         Total revenues                                               495,173     492,256      432,146
                                                                      -------     -------      -------
Cost of sales and services Leasing:
   Depreciation and amortization                                       45,834      41,761       36,720
   Other direct leasing costs                                          46,410      43,109       35,373
Sales:
   New units                                                           82,564      75,169       60,268
   Rental equipment                                                    18,164      16,886       16,305
Delivery and installation                                              84,540      78,339       59,670
Other                                                                   9,901       8,374        6,583
                                                                      -------     -------      -------
         Total costs of sales and services                            287,413     263,638      214,919
                                                                      -------     -------      -------
        Gross profit                                                  207,760     228,618      217,227
                                                                      -------     -------      -------

Selling, general and administrative expenses                           85,722      82,516       76,817
Other depreciation and amortization                                    13,438      18,845       17,474
Interest, including amortization of deferred financing
   costs of $7,948, $5,269 and $4,931                                  85,208      85,486       91,860
Non-cash charge for casualty loss                                          --       1,500           --
                                                                      -------     -------      -------
         Total operating expenses                                     184,368     188,347      186,151
                                                                      -------     -------      -------

         Income before income taxes                                    23,392      40,271       31,076
Income tax expense                                                      8,157      17,605       14,957
                                                                      -------     -------      -------

         Net income                                                 $  15,235    $ 22,666     $ 16,119
                                                                     ========     =======      =======

Earnings per common share                                                4.59    $   6.83     $   4.86
                                                                     ========     =======      =======

See accompanying notes.



                    Williams Scotsman, Inc. and Subsidiaries
      Consolidated Statements of Changes in Stockholder's Equity (Deficit)


                                                                                    Cumulative
                                                                                     Foreign
                                                            Additional               Currency
                                            Common  Stock    Paid-in   Retained     Translation
                                           Shares   Amount   Capital    Deficit     Adjustment       Total
                                           -------------------------------------------------------------------
                                                                  (In thousands)


Balance at December 31, 1999                3,320      $33  $126,088   $(170,228)    $       -       $(44,107)

Appreciation in value of stock options          -        -       479           -             -            479

Dividends to parent--$.02 per share             -        -         -         (55)            -            (55)
Foreign currency translation
   adjustment                                                                  -          (457)          (457)
Net income                                      -        -         -      16,119             -         16,119
                                           ------------------------------------------------------------------
Balance at December 31, 2000                3,320       33   126,567    (154,164)         (457)       (28,021)

Decrease in value of stock options              -        -      (278)          -             -           (278)

Dividends to parent--$.02 per share             -        -         -         (60)            -            (60)
Foreign currency translation
   adjustment                                   -        -         -           -        (1,048)        (1,048)
Net income                                      -        -         -      22,666             -         22,666
                                          -------------------------------------------------------------------

Balance at December 31, 2001                3,320       33   126,289    (131,558)       (1,505)        (6,741)
Non-cash stock option compensation
   expense                                      -        -     5,313           -             -          5,313

Dividends to parent--$.04 per share             -        -         -        (133)            -           (133)
Foreign currency translation
   adjustment                                   -        -         -           -           119            119
Net income                                      -        -         -      15,235             -         15,235
                                      -----------------------------------------------------------------------
Balance at December 31, 2002                3,320    $  33 $ 131,602   $(116,456)    $  (1,386)       $13,793
                                      =======================================================================


See accompanying notes.
                                                                     34


                    Williams Scotsman, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                       Year ended December 31
                                                                              2002              2001                2000
                                                                           ---------          ---------           --------

                                                                                           (In thousands)

Cash flows from operating activities
Net income                                                                 $  15,235          $  22,666           $  16,119
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                            66,614             65,875              59,125
     Provision for bad debts                                                   3,767              4,204               3,697
     Deferred income tax expense                                               7,781             17,353              14,703
     Non-cash option compensation expense (income)                             5,313               (278)                479
     Gain on sale of rental equipment                                         (5,787)            (5,326)             (5,266)
     Decrease (increase) in net trade accounts receivable                      6,604            (24,624)               (337)
     Increase (decrease) in accounts payable and accrued expenses, including reserve for casualty loss in 2001
                                                                               2,481             (5,452)              1,578
     Other                                                                    (3,091)           (14,167)             (3,121)
                                                                             -------             ------              ------

Net cash provided by operating activities                                     98,917             60,251              86,977
                                                                             -------             ------              ------

Cash flows from investing activities
Rental equipment additions                                                   (44,793)          (106,177)           (122,617)
Proceeds from sales of rental equipment                                       23,951             22,212              21,571
Acquisition of businesses, net of cash acquired                               (7,308)           (26,114)             (8,687)
Purchase of property and equipment, net                                      (11,901)           (15,379)            (18,571)
                                                                              -------            -------            -------
Net cash used in investing activities                                        (40,051)          (125,458)           (128,304)
                                                                              ------            -------             -------

Cash flows from financing activities
Proceeds from debt                                                         1,123,473            547,129             493,748
Repayment of debt                                                         (1,162,427)          (483,267)           (450,461)
Increase in deferred financing costs                                         (20,263)              (557)                  -
Amortization of bond premium                                                     327                  -                   -
Cash dividends paid                                                             (133)               (60)                (55)
                                                                              ------             ------              ------
Net cash (used in) provided by financing activities                          (59,023)            63,245              43,232
                                                                              ------             ------              ------

Net (decrease) increase in cash                                                 (157)            (1,962)              1,905

Cash at beginning of period                                                      584              2,546                 641
                                                                              ------             ------               -----
Cash at end of period                                                      $     427          $     584           $   2,546
                                                                              ======             ======               =====

Supplemental cash flow information:
   Cash paid for income taxes                                              $     518          $     306           $     196
                                                                              ======             ======              ======
   Cash paid for interest                                                  $  76,744          $  89,351           $  81,653
                                                                              ======             ======              ======
See accompanying notes.


                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)
                           December 31, 2002 and 2001

1.  Organization and Basis of Presentation

     Williams Scotsman, Inc. (the Company) is a 100% owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation, which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include its 100% owned subsidiaries, Willscot Equipment, LLC (Willscot), and Williams Scotsman of Canada, Inc. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. These 100% owned subsidiaries are guarantors of the Company's credit facility. The 9.875% senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company's 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the senior notes on a subordinated basis.

The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation.

Acquisition of Northgate Industries Ltd

     On July 31, 2002 the Company acquired the mobile office and storage product fleet of Northgate Industries Ltd., an Edmonton, Alberta-based Canadian company that was involved in the leasing of mobile offices to industrial markets. The transaction was accounted for under the purchase method of accounting with a net purchase price of $7.0 million being allocated to the identifiable net assets acquired of $6.6 million with the excess of $.4 million representing goodwill. The purchase price allocation was based upon estimates of the fair value of the net assets acquired. The acquisition, which added over 500 units at a value of approximately $6.3 million, was financed with borrowings under the Company's new credit facility.

Acquisition of Mckinney Mobile Modular

     On February 1, 2001, the Company acquired the mobile office sales and leasing business of Mckinney Mobile Modular, a privately held California corporation (Mckinney) in a transaction accounted for under the purchase method of accounting. Total consideration for the acquisition of Mckinney was approximately $26.1 million, including the repayment of existing indebtedness of Mckinney. The purchase price paid was allocated to the identifiable assets acquired of $21.6 million with the excess of $5.5 million representing goodwill and other intangible assets. The purchase price allocation was based upon the estimates of the fair value of the assets acquired. The acquisition, which added over 1,600 units at a value of approximately $21.4 million, was financed with borrowings under the Company's then existing credit facility.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  Organization and Basis of Presentation (continued)

New Accounting Pronouncements

     Goodwill  and  Other  Intangible   Assets.  In  June  2001,  the  Financial
Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Prior to the adoption of this standard, goodwill was amortized on a straight-line basis over 20 to 40 years. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives.

     The Company has adopted SFAS No. 142 effective January 1, 2002. The Company performed the first of these required tests during the first quarter of 2002 and the annual impairment test as of the beginning of the fourth quarter and determined that goodwill was not impaired.

     Extinguishment of Debt. In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002. With the rescission of SFAS No. 4, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.

     The Company has adopted SFAS No. 145 effective January 1, 2002. As a result, the $1.6 million of deferred financing costs relating to the Company's former credit agreement that were expensed during the year ended December 31,2002 are included in interest expense.

     Stock Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, effective for fiscal years ending after December 15, 2002.

     The Company has adopted SFAS 148 for disclosure purposes and is considering adoption for reporting purposes.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

2.  Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.


(a)    Use of Estimates

       The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(b)    Leasing Operations

       Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements. Operating lease terms generally
       range  from  3  months  to  60  months,   and   contractually   averaged
       approximately 12 months at December 31, 2002. Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life generally of 10 to 20 years and an estimated residual value of typically 50%.

       Costs of improvements and betterments are capitalized, whereas costs of replacement items, repairs and maintenance are expensed as incurred.Costs
       incurred for  equipment to  meet  particular lease   specifications  are
       capitalized and depreciated over the lease term. However, costs aggregating less than $1 per unit are generally expensed as incurred.

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

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(e)    Goodwill and Other Intangible Assets

       The excess of cost over fair values of net assets acquired in purchase transactions has been recorded as goodwill. In accordance with SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) are no longer amortized but are subject to annual impairment tests in accordance with the Statement. The Company performed the first of these required tests during the first quarter of 2002 and the annual impairment test as of the beginning of the fourth quarter and determined that goodwill was not impaired.

       On a periodic basis, the Company evaluates the carrying value of its intangible assets to determine if the facts and circumstances suggest that intangible assets may be impaired. If this review indicates that intangible assets may not be recoverable, as determined by the undiscounted cash flow of the Company over the remaining amortization period, the Company's carrying value of intangible assets would be reduced by the estimated shortfall of cash flows, on a discounted basis.

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

(g)    Earnings Per Share

       Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 2002, 2001 and 2000.

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

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(i)  Accounts Receivable

     The Company's accounts receivable consist of amounts due from customers throughout the United States and Canada. Collateral is generally not required.The Company provides an allowance for doubtful accounts receivable by a charge to operations in amounts equal to the estimated losses expected to be incurred in collection of the accounts. The estimated losses are based on historical collection experience and a review of the current status of the existing receivables. Customer accounts are written of against the allowance for doubtful accounts when an account is determined to be uncollectible.

(j)  Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.


3.  Property and Equipment

Property and equipment consist of the following:

                                                             December 31
                                                       2002              2001
                                                    ---------           -------

Land                                                $  19,441          $ 17,223
Buildings and improvements                             33,145            28,162
Furniture and equipment                                65,515            61,331
                                                     --------           --------

                                                      118,101           106,716
Less accumulated depreciation                          37,852            31,358
                                                    ---------           -------
Net property and equipment                          $  80,249          $ 75,358
                                                    =========          ========


                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

4.  Goodwill and Other Intangible Assets

     The Company has adopted SFAS No. 142 effective  January 1, 2002. Under SFAS
No. 142 goodwill and certain identified intangibles with indefinite lives are no longer amortized, rather they are subject to annual impairment tests. The
Company performed the first of these required tests during the first quarter of 2002 and determined that goodwill is not impaired. Prior to the adoption of this standard, goodwill was amortized on a straight-line basis over 20 to 40 years.
Amortization expense for the year ended December 31, 2002 was $.8 million, which represents the amortization related to the identified intangible assets still required to be amortized under SFAS No. 142. These include covenants not to compete and customer base, which are being amortized on a straight-line basis over periods of 24 to 228 months. Amortization expense relating to these identified intangibles for each of the next five years is as follows:

                         2003                  $713
                         2004                   559
                         2005                   548
                         2006                   215
                         2007                   142


     Under SFAS No. 142 assembled workforce is not considered to be an intangible asset. The Company has reclassified this asset to goodwill. The effect of the adoption of SFAS No. 142 as of December 31, 2002 and December 31, 2001 is summarized in the following tables:

                                   --------- December 31, 2002 ---------        --------- December 31, 2001---------

                                    Gross                        Net             Gross                       Net
                                   Carrying      Accumulated     Book           Carrying     Accumulated     Book
                                    Amount       Amortization    Value           Amount      Amortization    Value
                                   --------      ------------    -------        --------     ------------    -------

   Goodwill                        $183,717      $     15,215    $168,502       $183,164     $     15,215    $167,949

   Intangible
     assets with
     indefinite
     lives as of
     January 1,
     2002
--------------------
      Assembled
      Workforce                    $    801      $        372    $    429       $    801     $        372    $    429



                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

4.  Goodwill and Other Intangible Assets (continued)

                                   --------- December 31, 2002 ---------        --------- December 31, 2001---------

                                    Gross                        Net             Gross                       Net
                                   Carrying      Accumulated     Book           Carrying     Accumulated     Book
                                    Amount       Amortization    Value           Amount      Amortization    Value
                                   --------      ------------    -------        --------     ------------    -------


          Intangible
            Assets with
            Finite lives
            as of
            January  1, 2002
       ---------------------


                Non-
               Compete
             Agreements            $3,445        $     1,795     $ 1,650       $3,128        $      1,142    $1,986
              Customer
                Base                2,000                412       1,588        2,000                 307     1,693
                                    -----              -----       -----        -----               -----     -----
                                   $5,445        $     2,207     $ 3,238       $5,128        $      1,449    $3,679
                                   ======             ======       =====       ======              ======     =====



     A summary of the changes in the carrying amount of goodwill for the year ended December 31, 2002 is as follows:

                                              Gross Carrying        Accumulated
                                                 Amount             Amortization
                                              --------------        ------------
                  As of December 31, 2001        $183,164             $ 15,215

                  Net Goodwill Acquired               553                   --
                                              -------------         ------------

                  As of December 31, 2002        $183,717             $ 15,215
                                              =============         ============

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

4.  Goodwill and Other Intangible Assets (continued)

     As required by SFAS No. 142, the results of the prior years have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted as of January 1, is presented below for the three years ended December 31, 2002, 2001, and 2000, respectively.


                                             2002         2001           2000
                                             ----         ----           ----


          Reported net income              $15,235       $22,666       $16,119
          Add back:
          Goodwill and Other Intangible
          amortization (net of tax)             --         4,735         4,549
                                            ------        ------        ------
          Adjusted net income              $15,235       $27,401       $20,668
                                            ======        ======        ======

          Earnings per share:
          Reported net income                $4.59        $6.83        $  4.86
                                             =====        =====         ======
          Adjusted net income                $4.59        $8.25        $  6.23
                                             =====        =====         ======


5.  Revolving Credit Facility and Long-Term Debt

Debt consists of the following:
                                                           December 31
                                                      2002             2001
                                                -----------------------------


Borrowings under revolving credit facility        $  197,691      $   564,922
Term loan                                            238,200           58,050
9.875% senior notes, net of unamortized
    discount of $1,546 in 2002                       548,454          400,000

                                                -----------------------------
                                                  $  984,345      $ 1,022,972
                                                =============================

     In February 2002, the Company issued $150.0 million of additional 9.875% senior notes under its existing indenture. The additional notes, which are subject to all of the same terms and conditions as the $400,000 of previously issued notes, were issued at a price of 98.75%. Net proceeds from the issuance were used to permanently repay the outstanding balance of the term loan ($58,050 plus accrued interest) and to reduce outstanding borrowings under the then existing revolving credit facility. On March 26, 2002, the Company entered into a new credit facility, the net proceeds from which were used to refinance its existing credit facility. The new loan agreement provides for a $460.0 million revolving credit facility, a $210.0 million term loan, both maturing on

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

5.  Revolving Credit Facility and Long-Term Debt (continued)

     December 31, 2006, and up to an additional $30.0 million in term or revolver commitments. In May 2002, the Company borrowed an additional $30.0 million of term loans, the proceeds from which were used to pay down revolver borrowings.


     Interest on borrowings under the revolver is payable at a rate of either prime plus 1.75% or the Eurodollar rate plus 3.0%. The weighted average interest rates of the revolver under the credit agreement were 4.74% and 4.22% at December 31, 2002 and 2001, respectively.

     Principal payments due on the term loan are equal to 1% per year payable quarterly through September 30, 2006 with the balance due on December 31, 2006. Interest on the term loan is payable at a rate of either prime plus 1.75% or the Eurodollar rate plus 3.00%. The weighted average interest rates of the term loan under the credit agreement were 4.75% and 5.25% at December 31, 2002 and 2001, respectively.

     Borrowings under the new credit facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in the Company's rental equipment, accounts receivable and property and equipment. In addition to the restrictions and limitations described under the note agreement, including restrictions on the amount of dividends that the Company can pay to Holdings, the new loan agreement requires compliance with certain financial covenants including capital expenditures, interest coverage and leverage and fleet utilization levels. The Company was in compliance with such covenants during 2002.

     The 9.875% senior notes are due June 1, 2007 with interest payable semi-annually on June 1 and December 1 of each year. On June 1, 2002, the senior notes became redeemable at the option of the Company, at a redemption price of 104.938% for the following 12-month period. On June 1, 2003, the senior notes are redeemable at the option of the Company, at a redemption price of 102.469% during the 12-month period beginning June 1, 2003 and 100% thereafter.

     The 9.875% senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company's 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the senior notes on a subordinated basis. These 100% owned subsidiaries (Guarantor Subsidiaries), act as joint and several guarantors of the senior notes.

     At December 31, 2002 and 2001, the fair value of debt was approximately $944,641 and $1,016,972, respectively, based on the quoted market price of the senior notes and the book value of the credit facility, which are adjustable rate notes.

     Letter of credit obligations at December 31, 2002 and 2001 were $5,172, and $2,820, respectively.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


6.  Income Taxes

     Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

                                                           December 31
                                                         2002          2001
                                                     ---------------------------

Deferred tax liabilities:
   Cost basis in excess of tax basis of assets
   and accelerated tax depreciation:
        Rental equipment                             $  256,986       $ 243,222
        Property and equipment                            1,042             818
       Other                                              2,582           2,504
                                                      --------------------------

           Total deferred tax liabilities               260,610         246,544
                                                      --------------------------
Deferred tax assets:
   Allowance for doubtful accounts                          423             467
   Rents billed in advance                                7,893          10,321
   Stock option compensation                              3,911           1,861
   Deferred compensation                                    537             704
   Net operating loss carryovers                         88,471          80,379
   Alternative minimum tax credit carryovers              1,759           1,759
   Other                                                    565           1,783
                                                       -------------------------

                                                        103,559          97,274
   Less:  valuation allowance                            (3,400)         (3,400)
                                                      --------------------------

         Total deferred tax assets                      100,159          93,874
                                                      --------------------------
Net deferred tax liabilities                         $  160,451       $ 152,670
                                                      ==========================

     At December 31, 2002, the Company had net operating loss carryovers available for federal income tax purposes of $221,413 (net of related valuation allowance), of which $80,186 (net of related valuation allowance) relates to pre-recapitalization loss carryovers that are subject to certain limitations under the Internal Revenue Code. These net operating loss carryovers expire at various dates from 2003 to 2022. Also, alternative minimum tax credit carryovers of approximately $1,759 are available without expiration limitations.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


6.  Income Taxes (continued)

Income tax expense consists of the following:

                                    Years ended December 31
                                2002          2001          2000
                           -------------------------------------------

Current                       $      376    $     252     $     254
Deferred                           7,781       17,353        14,703
                           -------------------------------------------

                              $    8,157    $  17,605     $  14,957
                           ===========================================


Federal                       $    6,481     $ 13,703       $12,644
State                              1,368        2,489         2,313
Foreign                              308        1,413             -
                           -------------------------------------------
                              $    8,157     $ 17,605       $14,957
                           ===========================================

     The provision for income taxes is reconciled to the amount computed by applying the Federal corporate tax rate of 35% to income before income taxes as follows:

                                           Years ended December 31
                                       2002          2001          2000
                                  -------------------------------------------


Income tax at statutory rate         $  8,187      $  14,096       $10,876
State income taxes, net of
  federal tax benefit                     889          1,618         1,503
Amortization of goodwill and
  other intangible assets                  70          1,776         1,702
Other                                    (989)           115           876
                                  -------------------------------------------
                                     $  8,157      $  17,605       $14,957
                                  ===========================================

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

7.  Commitments

     The Company is obligated under noncancelable operating leases of certain equipment, vehicles and parcels of land. At December 31, 2002 approximate future minimum rental payments are as follows:


         2003                                      $8,968
         2004                                       7,544
         2005                                       6,127
         2006                                       4,273
         2007                                       2,576
         Thereafter                                 3,087
                                                    -----

         Total minimum future lease payments      $32,575
                                                  =======

Rent expense was $12,901, in 2002, $11,490, in 2001, and $9,839, in 2000.


8.  Employee Benefit Plans

     The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code). The 401(k) Plan covers substantially all employees and permits participants to contribute up to the dollar limit described in Section 402(g) of the Code ($11,000 in 2002). All amounts deferred under this salary reduction feature are fully vested. In accordance with the Economic Growth and Tax Relief Act of 2001, the Plan also allows employees over the age of 50 to contribute an additional $1,000 as a "catch-up contribution."

     The 401(k) Plan has a "matching" contribution feature under which the Company may contribute a percentage of the amount deferred by each participant, excluding the "catch-up contribution." Such percentage, if any, is determined by the Board of Directors at their discretion. The Plan also has a "profit sharing" feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements. Contributions made by the Company on behalf of a 401(k) Plan participant vest ratably during the first five years of employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $668 in 2002, $587 in 2001, and $477 in 2000. No contributions have been made by the Company under the profit-sharing feature.

     The Company has adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974. This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

8.  Employee Benefit Plans (continued)

investment vehicles of the employee's choice. As of December 31, 2002, the total amount deferred under this plan, including earnings, was approximately $649.

     Holdings adopted a stock option plan for certain key employees of the Company. The plan was subsequently amended and restated in 1998 (the "Amended and Restated 1997 Employee Stock Option Plan"). Under the plan, up to 479,500 options to purchase Holdings' outstanding common stock may be granted. The options are granted with an exercise price equal to the fair value of the shares as of the date of grant. Fifty percent of the options granted vest ratably over five years, and fifty percent vest based on the Company meeting certain financial goals over the same five periods. All options expire 10 years from the date of grant. The Company is accounting for the options using variable plan accounting. Under this plan, 6,300, 23,300, and 46,100 options were granted in 2002, 2001, and 2000 respectively. For those options in which both the grant date and the measurement date were known, the Company recognized compensation (income)expense of approximately ($278) and $479, in 2001 and 2000, respectively. During 2002, a modification was made for the continuation of certain employees options after their termination from the Company. As a result, non-cash stock option compensation expense of approximately $5,313 was recognized.

     Prior to the 1997 recapitalization, the Company had adopted a stock option plan for certain key employees ("1994 Employee Stock Option Plan"). The options were granted with an exercise price equal to the fair value of the shares as of the date of grant. All options outstanding under this plan became fully vested in conjunction with the recapitalization.

     Pro forma information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used for 2002, 2001 and 2000: risk-free interest rate of 3.8%, 4.5%, and 6.3%, respectively; weighted average expected life of the options of 5 years; and no dividends. In addition to the pro forma expense on options granted, certain options were modified in the current year. In determining the pro forma expense related to these modified options, the Company used the following assumptions: risk free interest rates of 2.8% to 3.5%, expected life of options of 3 to 5 years, and no dividends.

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

8.  Employee Benefit Plans (continued)

     For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current year are not necessarily representative of the effects on pro forma net income for future years. The Company's pro forma information follows:

                                            2002        2001         2000
                                       ------------ ------------ ------------
As Reported:
Noncash stock option compensation
  expense (income), gross                $ 5,313        $  (278)    $   479
Net Income                                15,235         22,666      16,119
Earnings Per Share                          4.59           6.83        4.86

Pro forma Results
Noncash stock option compensation
  expense (income), gross                    857          (412)       1,037
Net income                                17,949         22,748      15,776
Pro forma earnings per share             $  5.41        $  6.85     $  4.75




A summary of stock option activity and related information for the years ended
December 31 follows. Amounts have been restated for the three-for-one stock split granted by Holdings in December 1997:
                                            2002                      2001                       2000
                                  ------------------------- ------------------------- ----------------------------
                                                Weighted                  Weighted                    Weighted
                                                 Average                   Average                     Average
                                                Exercise                  Exercise                    Exercise
                                    Options       Price       Options       Price       Options         Price
                                  ------------ ------------ ------------ ------------ ------------- --------------


Beginning balance                  1,125,140      $ 23.87     1,120,540       $23.56    1,107,840       $22.68

Granted                                6,300        50.67        23,300        50.67       46,100        50.67
Canceled                                   -            -             -            -            -            -
Forfeited                            (12,450)      (37.60)      (18,700)      (38.45)     (33,400)      (31.77)
                                  ------------ ------------ -----------  ------------ ------------- --------------

Ending balance                     1,118,990        23.87     1,125,140        23.87    1,120,540        23.56

Exercisable at end of year           986,500        20.69       975,506        20.26      871,030        18.54

Weighted average minimum value
   of options granted during
   year                                        $     7.99                     $ 9.34                    $19.45


                                       49

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

8.  Employee Benefit Plans (continued)


Exercise prices for options outstanding as of December 31, 2002 are detailed in the following table. The weighted-average remaining contractual life of those options is 4.39 years.



                                                                  Weighted
Exercise   Shares Outstanding at       Shares Exercisable at      Average
Price        December 31, 2002           December 31, 2002        Remaining
                                                               Contractual Life

-------------------------------------------------------------------------------
 $ 4.59            73,200                     73,200                 2.2 years


 $ 9.60           278,100                    278,100                 3.2 years

 $18.39           273,990                    273,990                 4.2 years

 $30.50           337,850                    294,470                 5.0 years

 $50.67           155,850                     66,740                 7.1 years
--------------------------------- ---------------------------------------------


                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

9.  Supplemental Condensed Consolidating Financial Information


     The  9.875%  senior  notes are fully and  unconditionally  guaranteed  on a senior  unsecured basis by the Company's 100% owned  subsidiaries,  Space Master
International,  Inc., Evergreen Mobile Company,  Truck & Trailer Sales, Inc. and
Williams  Scotsman  of  Canada,  Inc.  Willscot  has fully  and  unconditionally
guaranteed  the  senior  notes  on  a  subordinated   basis.  These  100%  owned
subsidiaries  (Guarantor  Subsidiaries),  act as joint and several guarantors of the senior notes.  See Note 1 for a description  of the  operations of Willscot.
Additionally,  Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount  equal to the rental and other income  (net of  depreciation  expense)  it earns from the  Company.  Therefore,
Willscot earns no net income.

     The following presents condensed  consolidating  financial  information for the Company and the Guarantor Subsidiaries. Under the provisions of the previous credit  facility,  Williams  Scotsman  of  Canada,  Inc.  was not  considered  a guarantor subsidiary, and therefore, its net assets and operations were properly excluded from the condensed financial information of the guarantor  subsidiaries during the period  ending  December 31, 2001.  The prior year amounts  contained
below  have  been   adjusted  to  conform  to  current  year   presentation   by
reclassifying  all of the 100% owned  subsidiaries  as  Guarantor  Subsidiaries.
Space Master  International,  Inc., Evergreen Mobile Company and Truck & Trailer
Sales, Inc. do not have any assets or operations.

                                                                 As of December 31, 2002
                                                              Guarantor
                                                   Parent    Subsidiaries   Eliminations   Consolidated
                                                  --------   ------------   ------------   ------------

Balance Sheet
 Assets:
    Rental equipment, at cost                   $  322,546       $735,079      $       -   $1,057,625

    Less accumulated depreciation                   68,061        139,477              -      207,538
                                                   --------  ------------    -----------    ---------
    Net rental equipment                           254,485        585,602              -      850,087


    Property and equipment, net                     79,293            956              -       80,249

    Investment in Willscot                         567,757              -       (567,757)           -

    Other assets                                   328,877          8,518        (37,381)     300,014
                                                   -------   ------------   ------------    ---------

Total assets                                    $1,230,412       $605,076      $(605,138)  $1,230,350
                                                 =========   ============   =============   =========

 Liabilities:
     Accounts payable and accrued expenses          51,665          1,323              -       52,988

    Long-term debt and revolving credit facility   984,345              -              -      984,345
    Other liabilities                              179,224         37,381        (37,381)     179,224
                                                 ---------   ------------   ------------    ---------
    Total liabilities                            1,215,234         38,704        (37,381)   1,216,557
                                                 ---------   ------------   ------------    ---------

 Equity:                                            15,178        566,372       (567,757)      13,793
                                                 ---------   ------------   ------------    ---------
 Total liabilities and stockholder's equity     $1,230,412       $605,076      $(605,138)  $1,230,350
                                                 =========   ============   ============    =========

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


9.  Supplemental Condensed Consolidating Financial Information (continued)

                                                                 As of December 31, 2001
                                                                Guarantor
                                                   Parent     Subsidiaries  Eliminations   Consolidated
                                                 ------------ ------------  ------------   ------------

Balance Sheet
 Assets:
    Rental equipment, at cost                   $  282,710       $762,203      $       -   $1,044,913
    Less accumulated depreciation                   61,382        116,664                     178,046
                                                 ---------    -----------   ------------    ---------
    Net rental equipment                           221,328        645,539              -      866,867

    Property and equipment, net                     74,589            769              -       75,358
    Investment in subsidiaries                     633,158              -       (633,158)           -
    Other assets                                   315,191         11,464        (23,896)     302,759
                                                 ---------    -----------   ------------    ---------

Total assets                                    $1,244,266   $    657,772      $(657,054)  $1,244,984
                                                 =========    ===========   ============    =========

 Liabilities:
     Accounts payable and accrued expenses      $   48,438   $      1,849      $       -   $   50,287
     Long-term debt and revolving credit         1,022,972              -              -    1,022,972
        facility
     Other liabilities                             178,092         24,270        (23,896)     178,466
                                                 ---------    -----------  -------------    ---------
 Total liabilities                               1,249,502         26,119        (23,896)   1,251,725
                                                 ---------    -----------  -------------    ---------
 Equity (deficit):                                  (5,236)       631,653       (633,158)      (6,741)
                                                 ---------    -----------  -------------    ---------
Total liabilities and stockholder's equity
(deficit)                                       $1,244,266   $    657,772      $(657,054)  $1,244,984
                                                 =========    ===========  =============    =========



                                                          For the Year Ended December 31, 2002
                                                              Guarantor
                                                   Parent    Subsidiaries    Eliminations   Consolidated
                                                 ---------   ------------    ------------   ------------

Results of Operations
Total revenues                                  $  477,595   $     90,496      $  (72,918) $   495,173

Gross profit                                       201,329         53,035         (46,604)     207,760

Other expenses                                     189,865         49,264         (46,604)     192,525

Net income                                      $   11,464   $      3,771      $        -  $    15,235



                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


9.  Supplemental Condensed Consolidating Financial Information (continued)

                                                         For the Year Ended December 31, 2001
                                                               Guarantor
                                                  Parent     Subsidiaries    Eliminations   Consolidated
                                                 --------    ------------    ------------   -------------
    Results of Operations
    Total revenues                              $ 482,010    $     83,944     $ (73,698)    $  492,256

    Gross profit                                  224,615          51,984       (47,981)       228,618

    Other expenses                                204,245          49,688       (47,981)       205,952

    Net income                                  $  20,370    $      2,296     $       -     $   22,666



                                                         For the Year Ended December 31, 2000
                                                              Guarantor
                                                  Parent     Subsidiaries    Eliminations    Consolidated
                                                  ------    -------------    ------------    ------------
    Results of Operations
    Total revenues                              $ 427,646    $     70,690      $ (66,190)   $  432,146

    Gross profit                                  215,504          45,199       (43,476)       217,227

    Other expenses                                200,331          44,253       (43,476)       201,108

    Net income                                  $  15,173    $        946      $      -     $   16,119



                                                         For the Year Ended December 31, 2002
                                                              Guarantor
                                                  Parent     Subsidiaries    Eliminations    Consolidated
                                                ----------   -------------- -------------- -----------------
    Cash Flows
    Cash provided by operating activities       $ 51,540     $    47,377       $      -     $   98,917

    Cash   provided   by(used  in)  investing      7,396         (47,447)             -        (40,051)
    activities

    Cash used in financing activities            (59,023)              -              -        (59,023)
                                                 -------      ----------    -----------      ----------
    Net change in cash                               (87)            (70)             -           (157)

    (Overdraft)/cash at beginning of period         (535)          1,119              -            584
                                                 -------      ----------    -----------      ----------

    (Overdraft)/cash at end of period           $   (622)    $     1,049       $      -     $      427
                                                 =======      ==========    ===========      ============


                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


9.  Supplemental Condensed Consolidating Financial Information (continued)

                                                         For the Year Ended December 31, 2001
                                                              Guarantor
                                                  Parent     Subsidiaries    Eliminations    Consolidated
                                               ------------- -------------- -------------- -----------------

    Cash Flows
    Cash provided by operating activities         $  26,920   $    33,331    $         -     $    60,251


    Cash used in investing activities               (91,314)      (34,144)             -        (125,458)

    Cash provided by financing  activities           63,245             -              -          63,245
                                               ------------- -------------- -------------- -----------------


    Net change in cash                               (1,149)         (813)             -          (1,962)
    Cash at beginning of period                         614         1,932              -           2,546
                                               ------------- -------------- -------------- -----------------

   (Overdraft)/cash at end of period             $     (535) $      1,119    $         -     $       584
                                               ============ ==============  ============== =================


                                                         For the Year Ended December 31, 2000
                                                              Guarantor
                                                  Parent     Subsidiaries    Eliminations    Consolidated
                                               ------------- -------------- -------------- -----------------
    Cash Flows
    Cash provided by operating activities         $53,450     $33,527        $         -     $     86,977


    Cash used in investing activities             (96,685)    (31,619)                 -         (128,304)


    Cash provided by financing activities          43,232           -                  -           43,232
                                               ------------- -------------- -------------- -----------------

    Net change in cash                                (3)       1,908                  -            1,905

    Cash at beginning of period                      617           24                  -              641

                                               ------------ -------------- -------------- -----------------
    Cash at end of period                           $614      $ 1,932        $         -     $      2,546
                                               ============ ============== ============== =================

                                       54

                    Williams Scotsman, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



10. Related Party Transactions

     During 2002, 2001 and 2000, the Company paid dividends of approximately $133, $60, and $55, respectively, to Holdings primarily to fund normal operating expenses.


11. Contingencies

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Officers

         Our directors and executive officers are as follows:

Name                             Age                      Position
Gerard E. Holthaus.........      53      President and Chief Executive Officer;
                                            Director and Chairman of the Board
James N. Alexander.........      43      Director
Michael F. Finley..........      41      Director
Steven B. Gruber.... ......      45      Director
Brian Kwait................      41      Director
David P. Spalding..........      48      Director
Joseph F. Donegan..........      52      Executive Vice President - U.S. Field
                                            Operations
John C. Cantlin............      54      Senior Vice President and Chief
                                            Financial Officer
William C. LeBuhn..........      40      Senior Vice President and Chief
                                            Administrative Officer
Dean T. Fisher.............      56      Vice President - Operations
William G. Gessner.........      44      Vice President - Information Services
John B. Ross...............      54      Vice President and General Counsel
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

     Gerard E. Holthaus was elected Chairman of the Board in April 1999 and has been our President and Chief Executive Officer since April 1997. He has been with our company since June 1994, and served as President and Chief Operating Officer from October 1995 to April 1997 and was Executive Vice President and Chief Financial Officer prior to that. He has served as a director since June 1994. Before joining our company, Mr. Holthaus served as Senior Vice President of MNC Financial, Inc. from April 1988 to June 1994. From 1971 to 1988, Mr. Holthaus was associated with the accounting firm of Ernst and Young (Baltimore), where he served as a partner from 1982 to 1988. He also serves on the Board of Directors of The Baltimore Life Companies.

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

     Brian Kwait was elected as a director of our company in September 1998 and also served in that capacity from December 1993 through May 1997. Mr. Kwait is a Member and Managing Principal of Odyssey Investment Partners, LLC since April 1997 and was a Principal of Odyssey Partners, LP from August 1989 to March 1997.

     David P. Spalding was elected as a director of our company in May 1997. Mr. Spalding has been a Vice Chairman of Cypress since its formation in April 1994. Prior to joining Cypress, he was a Managing Director in the Merchant Banking Group at Lehman Brothers Inc. Mr. Spalding is also a director of AMTROL Inc., Lear Corporation, and Republic National Cabinet Corporation.

     Joseph F. Donegan has been Executive Vice President of U.S. Field Operations since May 2001. He was Senior Vice President and Northern Division Manager of our company since September 1996 and served as the Northeast Region Manager prior to that. Mr. Donegan's responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel for the entire United States branch network. Mr. Donegan has over 28 years of experience within the industry, and 20 years with Williams Scotsman. From 1991 through May 1994, Mr. Donegan held similar positions with Bennett Mobile Offices and Space Master Buildings.

     John C. Cantlin has been Senior Vice President and Chief Financial Officer since February 2003. Prior to joining our Company, he consulted for Citicorp Venture Capital and American Industrial Partners (AIP) from January 2002 to January 2003. He served as Chief Financial Officer and Executive Vice President of RBX Corporation, a portfolio company of AIP, from September 1997 to December 2001. He brings 30 years of financial management and operations experience, including international experience, to our Company and has held other executive positions at Stockham Valves from 1990 to 1997, Plastiline, Inc. from 1988 to 1990 and several divisions of FMC Corporation from 1979 to 1988.

     William C. LeBuhn has been Senior Vice President and Chief Administrative Officer since March 2002 with responsibilities for Marketing, Human Resources, Legal and Information Systems. He formerly served as Vice President - Marketing and Human Resources from July 1999 to March 2002, and was Vice President of Human Resources from January 1994 to July 1999. Mr. LeBuhn's primary responsibilities include the strategic direction and coordination of multiple business units. Prior to joining our company, Mr. LeBuhn was HR Manager for Sherwin-Williams' Eastern Division from 1992 to January 1994, Director of HR for Consolidated International Insurance Group, Inc. from 1988 to 1992, and HR Officer for Meridian Bancorp from 1984 to 1988.

     Dean T. Fisher has been Vice President of Operations since October 2001. His operational responsibilities include credit, invoicing, document compliance, cash posting, collections and recovery. Prior to joining our company, Mr. Fisher was Senior Vice President, Division Head of Global Customer Services for VISA International, a major credit card company, from 1997 to 2001. From 1986 to 1997, he was with some of the predecessors to Bank of America as a Senior Vice President. From 1977 to 1986, he was with a predecessor company of Key Corp., a financial institution.

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



Item 11.

Executive Compensation

                           Summary Compensation Table

     The  following  table  sets  forth  certain   information   concerning  the
compensation  paid or accrued for the last three  completed  fiscal years of our highest paid  officers  (the "Named  Executive  Officers")  who  received  total compensation in excess of $100,000 during 2002.

                                                                                                    Long-Term
                                                                                                  Compensation
                                                                                                    Awards
                                                                                                ---------------
                                                                             Annual                Securities            All Other
                                                                          Compensation             Underlying          Compensation
                                                                          ------------
                                                          Year        Salary        Bonus          Options(1)               (2)
                                                          ----        ------        -----        ------------          ------------
Gerard E. Holthaus
President and Chief Executive Officer ....................2002       $452,692     $116,250               --             $9,183
                                                          2001        439,177      139,500               --              9,433
                                                          2000        413,600      103,500               --              9,433

Joseph F. Donegan
Executive Vice President - U.S. Field Operations..........2002        321,490       37,500               --              3,885
                                                          2001        305,245       45,000               --              5,375
                                                          2000        260,609       33,750            1,000              4,625

William C. LeBuhn
Senior Vice President and Chief Administrative Officer....2002        159,423       42,750               --              4,111
                                                          2001        144,073       43,200               --              1,938
                                                          2000        133,708       33,000            1,000                 --

William Gessner
Vice President-Information Services.......................2002        144,038       26,250               --              3,726
                                                          2001        139,615       31,500               --              3,615
                                                          2000        129,615       22,500               --              3,337

Dean Fisher
Vice President - Operations...............................2002        130,869       30,000               --              1,129
                                                          2001         39,733       36,000               --              1,125
                                                          2000             --           --               --                 --





                                                     Summary Compensation Table (continued)



                                                                                                   Long-Term
                                                                                                  Compensation
                                                                                                    Awards
                                                                                                ---------------
                                                                             Annual                Securities            All Other
                                                                          Compensation             Underlying          Compensation
                                                                          ------------
                                                          Year        Salary        Bonus          Options(1)               (2)
                                                          ----        ------        -----        ------------          -------------

J. Collier Beall
Former Senior Vice President and Southern Region
Manager................................................... 2002       151,998         --               --                 150,192
                                                           2001       275,074     40,500               --                   2,616
                                                           2000       258,837     33,750               --                   2,637

Gerard E. Keefe
Former Senior Vice President and Chief Financial Officer  2002        148,851     45,000               --                  36,165
                                                          2001        174,513     54,000               --                   4,500
                                                          2000        159,675     40,500               --                   4,125



(1) Represents options granted to purchase shares of Holdings pursuant to the 1997 Plan for options granted in 2000.

(2) Represents employer match under the 401(k) plan and for Mr. Holthaus, the amounts include a disability insurance premium of $4,058 in each of 2002, 2001 and 2000. In addition, for Mr. Beall, whose employment terminated in June 2002 and Mr. Keefe, whose employment terminated in October 2002, the amounts include paid severance of $148,698 and $33,435, respectively.

Former Employees

         Gerard E. Keefe

     Mr. Keefe was employed as the Chief Financial Officer for the Company until October 11, 2002. At the time that his employment ended, his base annual salary, including car allowance, was $188,050. On October 11, 2002, the Company entered into a Severance Agreement and General Release (the "Keefe Severance and Release Agreement") with Mr. Keefe. Under the terms of the Keefe Severance and Release Agreement, the Company is required to pay Mr. Keefe, in addition to any amounts earned but not yet paid to him, the amount of his base salary through February 20, 2004 plus $45,000 as his management incentive for the year ended December 31, 2002. Mr. Keefe is entitled to medical coverage under the Company's medical plans until February 20, 2004.

     Further, the Keefe Severance and Release Agreement also allows Mr. Keefe to retain his interest in his company stock options and shares. It also contains a provision prohibiting Mr. Keefe from disclosing any confidential information of the Company. Additionally, the Keefe Severance and Release Agreement provides that Mr. Keefe may not compete with the Company until such time as he no longer retains company stock options or shares. The Keefe Severance and Release Agreement also provides for outplacement services equivalent to $5,000.

     J. Collier Beall

     Mr. Beall was employed as the Senior Vice President of the Southern Region for the Company until June 3, 2002. At the time that his employment ended, his base salary, including car allowance, was $287,800. On June 3, 2002, the Company entered into a Severance Agreement and General Release (the "Beall Severance and Release Agreement") with Mr. Beall. Under the terms of the Beall Severance and Release Agreement, the Company is required to pay Mr. Beall, in addition to any amounts earned but not yet paid to him, the amount of his base annual salary through December 31, 2003. Mr. Beall is entitled to medical coverage under the Company's medical plans until May 31, 2004.

     Further, the Beall Severance and Release Agreement allows Mr. Beall to retain his interest in his company stock options and shares. It also contains a provision prohibiting Mr. Beall from disclosing any confidential information of the Company. Additionally, the Beall Severance and Release Agreement provides that Mr. Beall may not compete with the Company until such time as he no longer retains company stock options or shares. The Beall Severance and Release Agreement also provides for six months of outplacement services.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values


     The following table contains information covering the number and value of unexercised stock options held by the Named Executive Officers at the end of the fiscal year.

                          Number of Securities
                         Underlying Unexercised       Value of Unexercised
                               Options at             In-the-Money Options
                         Fiscal Year End (1)          At Fiscal Year End ($)
Name                Exercisable/Unexercisable(2)   Exercisable/Unexercisable(3)
------------------  -----------------------------  ----------------------------

Gerard E. Holthaus....      275,513 / --                   $8,343,023 / $--

Joseph F. Donegan ....     101,675 / 700                    3,036,786 /  --

William C. LeBuhn.....      93,250 / 600                    2,923,605 /  --

William G. Gessner....    17,475 / 5,000                      291,608 /  --

Dean T. Fisher........     1,000 / 4,000                            -- / --

J. Collier Beall......      102,425 / --                    3,084,467 /  --

Gerard E. Keefe.......      88,950 /  --                    2,603,544 /  --


(1) No options were exercised by the Named Executive Officers during fiscal 2002.
(2) For options granted under the 1997 Plan, 50% vest ratably over five years and 50% vest ratably based on us meeting certain financial targets over the same five periods. All other options became fully vested in conjunction with the Recapitalization.
(3)  Based on the estimated fair market value at December 31, 2002.

Scotsman Holdings, Inc. 1994 Employee Stock Option Plan

     In March 1995, a stock option plan was adopted for certain of our key employees. All options outstanding under this plan became fully vested in conjunction with the Recapitalization. The options are exercisable for a period of 10 years from date of grant.

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan

     In December 1997, a stock option plan was adopted for certain of our key employees, which was amended and restated in December 1998. Under the plan, up to 479,500 options to purchase Holdings' common stock may be granted. In 2002, 6,300 options were granted under this plan at an offer price of $50.67 per share. Fifty percent of the options granted vest ratably over five years and fifty percent vest ratably based on the Company meeting certain financial targets over the same five periods. All options expire 10 years from the date of grant.

401(k)/Defined Contribution Plan

     On May 1, 1993, we adopted a defined contribution plan (the "401(k) Plan") which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Each of our employees is eligible to participate in the salary reduction feature of the 401(k) Plan. The 401(k) Plan permits participants to contribute up to the dollar limit described in Section 402(g) of the Code ($11,000 in 2002). In accordance with the Economic Growth and Tax Relief Act of 2001, the Plan also allows employees over the age of 50 to contribute an additional $1,000. This is known as the "catch-up contribution." All amounts deferred by a participant under the 401(k) Plan's salary reduction feature by a participant are fully vested.

     The 401(k) Plan has a "matching" contribution feature under which we may contribute a percentage of the amount deferred by each participant who makes salary reduction deferrals to the 401(k) Plan, and is employed by us on the last day of the year. This percentage, if any, is determined by the Board of Directors at their discretion and is communicated to 401(k) Plan participants during the year for which the matching contribution will be made. This matching percentage is not applied to "catch-up contributions" deferred by participants. Matching contributions made on behalf of a 401(k) Plan participant are subject to a deferred vesting schedule based on the number of years a participant has been employed by us. A participant becomes 20%, 40%, 60%, 80% and 100% vested in the matching contributions made to the 401(k) Plan on his or her behalf after completion of 1, 2, 3, 4 and 5 years of service with us, respectively.

     The 401(k) Plan also has a "profit sharing" feature, under which we may contribute, at our discretion, an additional amount which is allocated to the accounts of active participants who have been employed for 12 consecutive months by the Company, who have completed 1,000 hours of service during the Plan Year and who are employed on the last day of the year, based on such participants' compensation for the year. The vesting schedule for these contributions is identical to that for matching contributions.

     A participant's 401(k) Plan benefits generally are payable upon the participant's death, disability, retirement, or other termination of employment. Payments under the 401(k) Plan are made in a lump sum.

     In 2002, we made matching contributions to the 401(k) Plan participants in an aggregate amount of $668,376.

Deferred Compensation Plan for Executives

     During 1997, we adopted a deferred compensation plan for executives (the "Plan") which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974. The Plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events. Such amounts are placed in the investment vehicles of the employee's choice. As of December 31, 2002, the total amount deferred under this Plan, including earnings, was $649,219.

Compensation Committee Interlocks and Insider Participation

     During 2002, the Compensation Committee was comprised of two outside directors: David P. Spalding and Steven B. Gruber. No member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management


     All of the issued and outstanding shares of Common Stock of the Company are owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of Holdings' Common Stock as of December 31, 2002 by
(i) all persons owning of record or beneficially to the knowledge of the Company 5% or more of the issued and outstanding Holdings Common Stock, (ii) each director individually, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.


                                                      Shares of
Name                                               Common Stock   Percentage
----                                               ------------    ----------
Cypress Merchant Banking Partners L.P.(1)(2)(3)
     c/o The Cypress Group L.L.C.
     65 East 55th Street
         New York, NY 10022         .............    2,431,523         39.25%

Cypress Offshore Partners L.P.(1)(2)(3)
     Bank of Bermuda (Cayman) Limited
     P.O. Box 513 G.T.
     Third Floor
     British American Tower
     George Town, Grand Cayman
     Cayman Islands, B.W.I......................       125,939          2.03

Scotsman Partners, L.P.(2)(3)(4)
     201 Main Street
     Fort Worth, TX 76102  ........................  2,557,462         41.28

Odyssey Investment Partners Fund, LP(3)(5)
     280 Park Avenue
     New York, NY 10017    ........................    716,536         11.57

James N. Alexander(6)      ...........................    ---            ---
Michael F. Finley(7)       ...........................    ---            ---
Steven B. Gruber(6)        ...........................    ---            ---
Brian Kwait(8)........................................    ---            ---
David P. Spalding(7)..................................    ---            ---
Gerard E. Holthaus (9)(10)(11)........................ 313,613          4.85
Joseph F. Donegan (9)(10)(11)......................... 105,275          1.67
William C. LeBuhn (9)(10)(11).........................  96,250          1.53
William G. Gessner (9)(10)(11)........................  17,475           .28
Dean T. Fisher (9)(10)(11)............................   1,000           .02
J. Collier Beall (9)(10)(11).......................... 106,925          1.70
Gerard E. Keefe (9)(10)(11)...........................  90,450          1.44


All executive officers and directors as a group...... .793,268         11.44

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

(3) Under the Investor Stockholders Agreement (as defined herein), the Cypress Stockholders (as defined herein), Scotsman Partners, L.P., and Odyssey Investment Group (as defined herein) have agreed to vote their shares for certain nominees for director and other matters and the Cypress Stockholders, Scotsman Partners, L.P., and Odyssey Investment Group have agreed to restrict the transfer of their shares subject to certain exceptions. See "Certain Relationships and Related Transactions--Investor Stockholders Agreement."

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

(9) Such person's address is c/o the address of the Company's principal executive offices.

(10) Each member of management is a party to the Stockholders' Agreement whereby he or she has agreed to limit the transferability of his or her shares. See "Certain Relationships and Related Transactions--Stockholders' Agreement."

(11) Includes 275,513,  101,675,  17,475,  1,000,  102,425,  88,950,  and 93,250
     shares held as options by Messrs. Holthaus, Donegan, Gessner, Fisher, Beall, Keefe and LeBuhn, respectively. All executive officers as a group includes 741,068 shares held as options. Messrs. Beall and Keefe are no longer employed by the Company.

Item 13. Certain Relationships and Related Transactions

The Recapitalization

     Holdings, the Odyssey Investor Group, certain other existing stockholders of Holdings, certain partnerships affiliated with The Cypress Group L.L.C. and Scotsman Partners, L.P. are parties to a Recapitalization Agreement dated April 11, 1997 pursuant to which the Recapitalization occurred. See "Business - Recapitalization".

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

Investor Stockholders Agreement

     On May 22, 1997, Holdings, certain partnerships affiliated with The Cypress Group, L.L.C. (the "Cypress Stockholders") and Scotsman Partners, L.P. (collectively, including their permitted transferees, the "Investor Stockholders") and the Odyssey Investor Group, BT Investment Partners, Inc. and certain other stockholders (together with their permitted transferees and the Investor Stockholders, the "Stockholders") entered into an investor stockholders agreement, which was subsequently amended on September 1, 1998 (the "Investor Stockholders Agreement").

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

Employment Arrangement

     During 2002, Mr. Gossett was engaged by the Company to assist with mergers and acquisitions, real estate project management, strategic initiatives and other general business services. As compensation for these services, Mr. Gossett received $120,000 for the year ended December 31, 2002. In accordance with the employment arrangement, Mr. Gossett served as Chairman Emeritus of the Company's Board of Directors until October 31, 2002 when his employment arrangement ended.

Item 14. Controls and Procedures

(a)       Evaluation of disclosure controls and procedures.


          Our Chief Executive Officer, and Chief Financial Officer, have concluded, based on their evaluation as of a date within 90 days prior to the date of filing of this annual report, that our disclosure controls and procedures are
          (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
          (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.



(b)       Changes in Internal Controls.

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Financial Statements and Financial Statement Schedules (1) and (2). See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.


     (b) Reports on Form 8-K.

         None


     (c) Exhibits

   Exhibit Number


         2.1 -- Recapitalization Agreement, dated as of April 11, 1997. (Incorporated by reference to Exhibit 2 of the Company's Form 8-K dated May 22, 1997.)

         2.2 -- Stock Purchase Agreement, dated as of July 23, 1998. (Incorporated by reference to Exhibit 2 of the Company's Form 8-K dated September 1, 1998.)

         3.1 -- Certificate of Incorporation of Williams Scotsman, Inc., as amended. (Incorporated by reference to Exhibit 3(i) of the Company's Form 8-K dated November 27, 1996).

         3.2 -- By-laws of Williams Scotsman, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-l, Commission File No. 33-68444).

         4.1 -- Indenture dated as of May 15, 1997 among Williams Scotsman, Inc., Mobile Field Office Company, Willscot Equipment, LLC and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4,
                  Commission File No. 333-30753).

         10.1 -- Credit Agreement, dated as of May 22, 1997 and Amended and Restated as of September 1, 1998, by and among Williams Scotsman, Inc., Scotsman Holdings, Inc.
                  each of the financial institutions named therein, Bankers Trust Company, as issuing bank and BT Commercial Corporation, as agent. (Incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1998.

         10.2 -- Investor Stockholders Agreement, dated as of May 22, 1997, among Scotsman Partners, L.P., Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Odyssey Partners, L.P., Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders. (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4, Commission File No.333-30753).

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

         10.4 -- Management Stockholders' and Optionholders' Agreement, dated as of September 14, 1998, among Scotsman Partners, L.P., Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., and certain management stockholders of Holdings. (Incorporated by reference to Exhibit 10.4 of the Company's annual report on Form 10-K for the year ended December 31, 1998.)

         10.5 -- Scotsman Holdings, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form S-1 of Scotsman Holdings, Inc. Commission File No.:33-68444).


         10.6  -- Scotsman Holdings, Inc. 1994 Employee Stock Option
                  Plan. (Incorporated by reference to Exhibit 10.11 of the Company's annual report on Form 10-K for the year ended December 31, 1994).

         10.7 -- Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.7 of the Company's annual report on Form 10-K for the year ended December 31, 1998.)


         10.8 -- First Amendment to Credit Agreement dated as of July 7, 1999. (Incorporated by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended
                  September 30, 1999).

         10.9 -- Second Amendment to Credit Agreement dated as of September 15, 1999. (Incorporated by reference to
                  Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999).


         10.10 -- Third Amendment to Credit Agreement dated as of
                  January 26, 2001. (Incorporated by Reference to
                  Exhibit 99.1 of the Company's Form 8-K dated
                  February 12, 2001).

         10.11 -- Credit Agreement, dated as of March 26, 2002, by and among Scotsman Holdings, Inc., Williams Scotsman, Inc., various financial institutions named therein, Bankers Trust Company, as administrative agent, Fleet Capital Corporation and Congress Financial Corporation as Co-Syndication Agents, Bank of America, N.A. and GMAC Business Credit, LLC as Co-Documentation Agents, and Deutsche Banc Alex. Brown Inc. as Sole Lead Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, Commission File No. 333-86482).


         10.12 -- First Amendment dated as of February 27, 2003 to Credit Agreement dated as of March 26, 2002.


         10.13 -- Severance Agreement and General Release for Gerard E. Keefe dated October 11, 2002.

         10.14 -- Severance Agreement and General Release for J. Collier Beall dated June 3, 2002.


         12.1  -- Statement regarding computation of ratios.

         21.1  -- Subsidiaries  of  Registrant: Willscot  Equipment, LLC, Space
                  Master  International,   Inc., Evergreen Mobile Company, Truck
                  & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc.

         99.1 -- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.

         99.2 -- Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Cantlin, Chief Financial Officer of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                        WILLIAMS SCOTSMAN, INC.
                                                      By: /s/ Gerard E. Holthaus
                                                     ---------------------------
                                                      Gerard E. Holthaus
                                                      Chief Executive Officer




         Dated:  March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                               Capacity                  Date
         ----                               --------                  ----

/s/ Gerard H. Holthaus              Chairman, President, Chief    March 28, 2003
----------------------
Gerard H. Holthaus                  Executive Officer and Director
                                    (principal executive officer)

/s/ John C. Cantlin                 Chief Financial Officer       March 28, 2003
---------------------------
John C. Cantlin                     (principal financial officer)

/s/ Glenn A. Schultz                Controller                    March 28, 2003
---------------------------
Glenn A. Schultz                    (principal accounting officer)


/s/ James N. Alexander              Director                      March 28, 2003
-------------------------
James N. Alexander

/s/ Michael F. Finley               Director                      March 28, 2003
----------------------------
Michael F. Finley


/s/ Steven B. Gruber                Director                      March 28, 2003
---------------------------
Steven B. Gruber

/s/ Brian Kwait                     Director                      March 28, 2003
------------------------------
Brian Kwait

/s/ David P. Spalding               Director                      March 28, 2003
---------------------------
David P. Spalding

                                 CERTIFICATIONS

     I, Gerard E. Holthaus, Chief Executive Officer, certify, that:

                           (1) I have reviewed this annual report on Form 10-K
                               of Williams Scotsman, Inc.;

                           (2) Based on my knowledge, this annual report does
                               not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                           (3) Based on my knowledge, the financial statements,
                               and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                           (4) The registrant's other certifying officers and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                                     a) designed such disclosure controls and
                                        procedures to ensure that material
                                        information relating to the registrant,
                                        including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                                     b) evaluated the effectiveness of the
                                        registrant's disclosure controls and
                                        procedures as of a date within 90 days
                                        prior to the filing date of this annual
                                        report (the "Evaluation Date"); and

                                     c) presented in this annual report our
                                        conclusions about the effectiveness of
                                        the disclosure controls and procedures
                                        based on our evaluation as of the
                                        Evaluation Date;

                           (5) The registrant's other certifying officers and I
                               have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                     a) all significant deficiencies in the
                                        design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                     b) any fraud, whether or not material, that
                                        involves management or other employees
                                        who have a significant role in the
                                        registrant's internal controls; and


                           (6) The registrant's other certifying officers and I
                               have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         March 28, 2003

                                 CERTIFICATIONS

     I, John C. Cantlin, Chief Financial Officer, certify, that:

                           (1) I have reviewed this annual report on Form 10-K
                               of Williams Scotsman, Inc.;

                           (2) Based on my knowledge, this annual report does
                               not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

                           (3) Based on my knowledge, the financial statements,
                               and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                           (4) The registrant's other certifying officers and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                                     a) designed such disclosure controls and
                                        procedures to ensure that material
                                        information relating to the registrant,
                                        including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                                     b) evaluated the effectiveness of the
                                        registrant's disclosure controls and
                                        procedures as of a date within 90 days
                                        prior to the filing date of this annual
                                        report (the "Evaluation Date"); and

                                     c) presented in this annual report our
                                        conclusions about the effectiveness of
                                        the disclosure controls and procedures
                                        based on our evaluation as of the
                                        Evaluation Date;

                           (5) The registrant's other certifying officers and I
                               have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                     a) all significant deficiencies in the
                                        design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                     b) any fraud, whether or not material, that
                                        involves management or other employees
                                        who have a significant role in the
                                        registrant's internal controls; and


                           (6) The registrant's other certifying officers and I
                               have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ John C. Cantlin
         ------------------------
         John C. Cantlin
         Chief Financial Officer

         March 28, 2003

     Supplemental  Information  to Be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     No annual report of proxy material for the fiscal year ended December 31, 2002 has been, nor will be, sent to security holders.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts



                                                    Year ended December 31,
                                                ------------------------------
                                                  2002        2001        2000
                                                  ----        ----        ----
                                                      (In thousands)
Allowance for Doubtful Accounts:
     Balance at beginning of the period         $1,298     $  983     $  1,058
     Provision charged to expense                3,767      4,204        3,697
     Accounts receivable written-off, net
        of recoveries                           (3,994)    (3,889)      (3,772)
                                                 -----      -----      -------

     Balance at end of the period               $1,071     $1,298    $     983
                                                 =====      =====     ========

                              EXHIBITS TO FORM 10-K
                             WILLIAMS SCOTSMAN, INC.
                                  EXHIBIT INDEX

                                                                    Sequentially
                                                                      Numbered
Exhibit No.   Description of Document                                   Page
-----------   -----------------------                               ------------


10.12 --      First Amendment dated as of February 27,
              2003 to Credit Agreement dated as of March 26, 2002.    84-99


10.13 -- Severance Agreement and General Release for Gerard E. 100-107 Keefe dated October 11, 2002.

10.14 --      Severance Agreement and General Release for J.         108-114
              Collier Beall dated June 3, 2002.

12.1 --       Statement regarding computation of ratios.                 115

99.1 --       Certification pursuant to 18 U.S.C. Section                116
              1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard
              E. Holthaus, Chief Executive Officer of the
              Company.

99.2 --       Certification pursuant to 18 U.S.C. Section                117
              1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John C.
              Cantlin, Chief Financial Officer of the
              Company.

                                                                 Exhibit 10.12

                                 FIRST AMENDMENT

     FIRST AMENDMENT (this "Amendment"), dated as of February 27, 2003, among SCOTSMAN HOLDINGS, INC., a Delaware corporation ("Holdings"), WILLIAMS SCOTSMAN, INC., a Maryland corporation (the "Borrower"), the Lenders from time to time party to the Credit Agreement referred to below (the "Lenders"), and DEUTSCHE BANK TRUST COMPANY AMERICAS (formerly known as BANKERS TRUST COMPANY), as Administrative Agent. All capitalized terms used herein and not otherwise defined herein shall have the respective meanings provided such terms in the Credit Agreement referred to below.


                              W I T N E S S E T H:
                               - - - - - - - - - -


                  WHEREAS, the Borrower, the Lenders and the Administrative Agent are parties to a Credit Agreement, dated as of March 26, 2002 (the "Credit Agreement"); and

     WHEREAS, the parties hereto wish to amend the Credit Agreement on the terms and subject to the conditions contained herein;

                  NOW, THEREFORE, it is agreed:

     1. The  definition of  "Applicable  Margin and  Applicable  Unused Line Fee
Percentage" appearing in Section 1.1 of the Credit Agreement is hereby amended by inserting the text "vice president of finance," immediately following the text "by the chief financial officer," appearing in the first sentence of the second paragraph of such definition.

     2. The definition of "Consolidated Leverage Ratio" appearing in Section 1.1 of the Credit Agreement is hereby amended by inserting the text "vice president of finance," immediately following the text "by the chief financial officer," appearing in such definition.

     3. Sections 7.1(a)(ii), (b)(i), (b)(ii), (c) and (e) of the Credit Agreement are hereby amended by inserting the text "vice president of finance," immediately following the text "chief executive officer, chief financial officer," appearing in each such Section.

     4. Section 7.17(a) of the Credit Agreement is hereby amended by deleting the text "chief executive officer or chief financial officer" appearing in clause (ix) of such Section and inserting the text "chief executive officer, chief financial officer or vice president of finance" in lieu thereof.

     5. Section 8.11 of the Credit Agreement is hereby amended by deleting the date "December 31, 2002" appearing therein and inserting the date "June 30, 2004" in lieu thereof.

     6. In order to induce the Lenders to enter into this Amendment, the Borrower hereby represents and warrants that (x) no Default or Event of Default exists on the First Amendment Effective Date (as defined below), both before and after giving effect to this Amendment, and (y) all of the representations and warranties contained in the Credit Agreement and in the other Loan Documents shall be true and correct in all material respects on the date hereof, both before and after giving effect to this Amendment, with the same effect as though such representations and warranties had been made on and as of such date.

     7. This Amendment is limited as specified and shall not constitute a modification, acceptance or waiver of any other provision of the Credit Agreement or any other Loan Document.

     8. This Amendment may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which counterparts when executed and delivered shall be an original, but all of which shall together constitute one and the same instrument. A complete set of counterparts shall be lodged with the Borrower and the Administrative Agent.

     9. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAW OF THE STATE OF NEW YORK.

     10. This Amendment shall become effective on the date (the "First Amendment Effective Date") when (i) the Borrower and the Required Lenders shall have signed a counterpart hereof and shall have delivered (including by way of telecopier) the same to the Administrative Agent by 5:00 p.m. (New York City time) on February 27, 2003 and (ii) the Borrower shall have paid to the Administrative Agent for distribution to each Lender who has delivered an executed counterpart hereof by 5:00 p.m. (New York City time) on February 27, 2003 as provided in clause (i) above a non-refundable cash fee in an amount equal to 10 basis points (0.10%) of an amount equal to the sum of (x) the outstanding principal amount of Term Loans of such Lender and (y) the Revolving Credit Commitment of such Lender, in each case as same is in effect on the First Amendment Effective Date.

     11. From and after the First Amendment Effective Date, all references in the Credit Agreement and each of the other Credit Documents to the Credit Agreement shall be deemed to be references to the Credit Agreement as modified hereby.

                                      * * *

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first above written.


                                                 SCOTSMAN HOLDINGS, INC.


                                               By /s/ Gerard E. Holthaus
                                               -------------------------------
                                               Name:    Gerard E. Holthaus
                                               Title:   Chief Executive Officer


                                               WILLIAMS SCOTSMAN, INC.


                                               By /s/ Gerard E. Holthaus
                                               -----------------------------
                                               Name:    Gerard E. Holthaus
                                               Title:   Chief Executive Officer


                                               DEUTSCHE BANK TRUST COMPANY
                                                   AMERICAS (formerly
                                                   known as Bankers Trust
                                                   Company), Individually
                                                   and as Administrative
                                                   Agent


                                               By /s/ Albert Fischetti
                                               ------------------------
                                               Name: Albert Fischetti
                                               Title: Director


                                              OLDMAN SACHS CREDIT PARTNERS, L.P.


                                               By /s/ Sandra Stulberger
                                                       -------------------------
                                               Name: Sandra Stulberger
                                               Title:   Authorized Signatory


                         Sankaty Advisors, LLC as
                         Collateral Manager for Race Point II CLO, Ltd., as Term Lender.


                                                By /s/ Diane J. Exter
                                                --------------------------------
                                                Name: Diane J. Exter
                                                Title: Managing Director
                                                       Portfolio Manager

                              Sankaty Advisors, LLC as Collateral Manager for Brant Point II CBO 2000-1 Ltd., as Term Lender.


                                                By /s/ Diane J. Exter
                                                -------------------------------
                                                Name: Diane J. Exter
                                                Title: Managing Director
                                                       Portfolio Manager


                              Sankaty Advisors, LLC as Collateral Manager for Castle Hill I Ingots, Ltd., as
                              Term Lender.


                                                By /s/ Diane J. Exter
                                                -------------------------------
                                                Name: Diane J. Exter
                                                Title: Managing Director
                                                Portfolio Manager


                              Sankaty Advisors, LLC as Collateral Manager for Castle Hill II Ingots, Ltd., as Term Lender.


                                                By /s/ Diane J. Exter
                                                       -------------------------
                                                Name: Diane J. Exter
                                                Title: Managing Director
                                                Portfolio Manager


                              Sankaty Advisors, LLC as Collateral Manager for Great Point CLO 1999-I, Ltd., as Term Lender.


                                                By /s/ Diane J. Exter
                                                --------------------------
                                                Name: Diane J. Exter
                                                Title: Managing Director
                                                Portfolio Manager

                              Sankaty Advisors, LLC as Collateral Manager for Race Point CLO Ltd., as Term Lender.


                                                By /s/ Diane J. Exter
                                                ------------------------------
                                                Name: Diane J. Exter
                                                Title: Managing Director
                                                Portfolio Manager


                                        Sankaty High Yield Partners III, L.P.


                                                By /s/ Diane J. Exter
                                                ------------------------------
                                                Name: Diane J. Exter
                                                Title: Managing Director
                                                Portfolio Manager


                                                BLACK DIAMOND CLO 1998-I LTD.


                                                By /s/       Alan Corkish
                                                ---------------------------
                                                Name: Alan Corkish
                                                Title: Director


                              BLACK DIAMOND INTERNATIONAL FUNDING, LTD.


                                                By /s/       Alan Corkish
                                                ------------------------------
                                                Name: Alan Corkish
                                                Title: Director


                                                BLACK DIAMOND CLO 2000-I LTD.


                                                By /s/       Alan Corkish
                                                ------------------------------
                                                Name: Alan Corkish
                                                Title: Director

                                                HARBOUR TOWN FUNDING LLC


                                                By /s/       Diana L. Mushill
                                                       -----------------------
                                                Name: Diana L. Mushill
                                                Title: Assistant Vice President


                                                Bank of America, N. A.


                                                By /s/   Kevin W. Corcoran, VP
                                                -----------------------------
                                                Name:    Kevin W. Corcoran, VP
                                                Title: Vice President


                                                The Provident Bank


                                                By /s/       Mary Sue Wolfer
                                                ----------------------------
                                                Name: Mary Sue Wolfer
                                                Title: Credit Officer


                                              Gallatin Funding I Ltd.
                                              By: Bear Stearns Asset Management
                                              as its Collateral Manager


                                               By /s/    Niall Rosenzweig
                                               -----------------------------
                                               Name: Niall Rosenzweig
                                               Title:    Associate Director


                                               Grayston CLO 2001-01 Ltd..
                                               By: Bear Stearns Asset Management
                                               as its Collateral Manager

                                               By /s/    Niall Rosenzweig
                                               -----------------------------
                                               Name: Niall Rosenzweig
                                               Title:    Associate Director


                                               WINGED FOOT FUNDING TRUST.



                                               By /s/ Diana L. Mushill
                                               Name: Diana L. Mushill
                                               Title: Authorized Agent


                                               JUPITER FUNDING TRUST.



                                               By /s/ Diana L. Mushill
                                               Name: Diana L. Mushill
                                               Title: Authorized Agent


                                               KZH CNC LLC.



                                               By /s/ DORIAN HERRERA
                                               Name: DORIAN HERRERA
                                               Title: Authorized Agent


                                               KZH CRESCENT LLC.



                                               By /s/ DORIAN HERRERA
                                               Name: DORIAN HERRERA
                                               Title: Authorized Agent


                                               KZH CRESCENT 2 LLC.



                                               By /s/ DORIAN HERRERA
                                               Name: DORIAN HERRERA
                                               Title: Authorized Agent

                                               KZH CRESCENT 3 LLC.



                                               By /s/ DORIAN HERRERA
                                               Name: DORIAN HERRERA
                                               Title: Authorized Agent


                                               KZH SOLEIL LLC.



                                               By /s/ DORIAN HERRERA
                                               Name: DORIAN HERRERA
                                               Title: Authorized Agent


                                               KZH SOLEIL 2 LLC.



                                               By /s/ DORIAN HERRERA
                                               Name: DORIAN HERRERA
                                               Title: Authorized Agent


                                               KZH WATERSIDE LLC.



                                               By /s/ DORIAN HERRERA
                                               Name: DORIAN HERRERA
                                               Title: Authorized Agent


                                               FIRST DOMINION FUNDING I



                                               By /s/ Andrew H. Marshak
                                               Name: Andrew H. Marshak
                                               Title: Authorized Signatory

                                               FIRST DOMINION FUNDING II



                                               By /s/ Andrew H. Marshak
                                               Name: Andrew H. Marshak
                                               Title: Authorized Signatory


                                               FIRST DOMINION FUNDING III



                                               By /s/ Andrew H. Marshak
                                               Name: Andrew H. Marshak
                                               Title: Authorized Signatory


                                               CSAM FUNDING I.



                                               By /s/ Andrew H. Marshak
                                               Name: Andrew H. Marshak
                                               Title: Authorized Signatory


                                               CSAM FUNDING II



                                               By /s/ Andrew H. Marshak
                                               Name: Andrew H. Marshak
                                               Title: Authorized Signatory


                                      TRANSAMERICA BUSINESS CAPITAL CORPORATION



                                               By /s/ Christopher J. Morrito
                                               Name: Christopher J. Morrito
                                               Title: Vice President

                                               SEQUILS IV, LTD.
                                               By: TCW Advisors, Inc. as its
                                               Collateral Manager


                                               By /s/ Richard F. Kurth
                                               Name: Richard F. Kurth
                                               Title: Vice President

                                               By /s/    Mark L. Gold
                                               Name:     Mark L. Gold
                                               Title: Managing Director


                                               C-SQUARED CDO LTD.
                                               By: TCW Advisors, Inc. as its
                                               Collateral Manager


                                               By /s/ Richard F. Kurth
                                               Name: Richard F. Kurth
                                               Title: Vice President


                                               SEQUILS I, LTD.
                                               By: TCW Advisors, Inc. as its
                                               Collateral Manager


                                               By /s/ Richard F. Kurth
                                               Name: Richard F. Kurth
                                               Title: Vice President

                                               By /s/    Mark L. Gold
                                               Name:     Mark L. Gold
                                               Title: Managing Director


                                               Galaxy CLO 1999-1, LTD.



                                               By /s/    John Lapham
                                               Name:     John Lapham
                                               Title: Authorized Agent

                                               FLEET CAPITAL CORPORATION



                                               By /s/ Robert Anchundia
                                               Name: Robert Anchundia
                                               Title: Vice President


                                               CIBC INC.



                                              By /s/ Gerald Giraldi
                                              Name: Gerald Giraldi
                                              Title: Executive Director
                                              CIBC World Markets Corp., as Agent


                                               ALLSTATE LIFE INSURANCE COMPANY



                                               By /s/    Chris Goergen
                                               Name:     Chris Goergen
                                               Title: Authorized Signatory

                                               By /s/ Jerry D. Zinkula
                                               Name: Jerry D. Zinkula
                                               Title: Authorized Signatory


                                               AIMCO CLO SERIES 2001-A



                                               By /s/    Chris Goergen
                                               Name:     Chris Goergen
                                               Title: Authorized Signatory

                                               By /s/ Jerry D. Zinkula
                                               Name: Jerry D. Zinkula
                                               Title: Authorized Signatory

                                          Whitehall Business Credit Corporation



                                               By /s/ Joseph A. Klapkowski
                                               Name: Joseph A. Klapkowski
                                               Title: Vice President


                                              THE CIT GROUP/BUSINESS CREDIT INC.



                                               By /s/    Peter Skavla
                                               Name:     Peter Skavla
                                               Title: Senior Vice President


                                               PNC BANK, NATIONAL ASSOCIATION



                                               By /s/ Craig T. Sheetz
                                               Name: Craig T. Sheetz
                                               Title: Vice President


                                               LaSalle Bank National Association



                                               By /s/ Thomas J. Brennan
                                               Name: Thomas J. Brennan
                                               Title: Vice President


                                               KATONAH I, LTD.



                                               By /s/ Ralph D. Rocca
                                               Name: Ralph D. Rocca
                                               Title: Authorized Officer

                                               KATONAH II, LTD.



                                               By /s/ Ralph D. Rocca
                                               Name: Ralph D. Rocca
                                               Title: Authorized Officer


                                               KATONAH III, LTD.



                                               By /s/ Ralph D. Rocca
                                               Name: Ralph D. Rocca
                                               Title: Authorized Officer


                                               OAK HILL CREDIT PARTNERS II, LTD
                                               By: Oak Hill CLO Management II,
                                               LLC as Investment Manager



                                               By /s/ Scott D. Krase
                                               Name: Scott D. Krase
                                               Title: Authorized Signatory


                                              OAK HILL SECURITIES FUND II, L.P.
                                              By: Oak Hill Securities GenPar II,
                                              L.P., its General Partner

                                              By: Oak Hill Securities MGP II,
                                              Inc., its General Partner



                                               By /s/ Scott D. Krase
                                               Name: Scott D. Krase
                                               Title: Vice President

                              OAK HILL CREDIT PARTNERS I, LTD
                              By: Oak Hill CLO Management I, LLC as Investment Manager



                                              By /s/ Scott D. Krase
                                              Name: Scott D. Krase
                                              Title: Authorized Signatory


                              OAK HILL SECURITIES FUND L.P.
                              By: Oak Hill Securities GenPar, L.P., its General Partner

                              By: Oak Hill Securities MGP, Inc., its General Partner



                                              By /s/ Scott D. Krase
                                              Name: Scott D. Krase
                                              Title: Vice President


                                          NATIONAL CITY COMMERCIAL FINANCE, INC



                                               By /s/ Carla L. Kehres
                                               Name: Carla L. Kehres
                                               Title: SVP


                                               ORIX Financial Services, Inc.



                                               By /s/ Dawn M. Dieter
                                               Name: Dawn M. Dieter
                                               Title: Vice President

                                                COMERICA BANK



                                               By /s/ Jacob Villemure
                                               Name: Jacob Villemure
                                               Title: Account Officer


                                GMAC COMMERCIAL FINANCE LLC, successor by merger
                                 to GMAC BUSINESS CREDIT, LLC



                                               By /s/ Robert F. McIntyre
                                               Name: Robert F. McIntyre
                                                     Title:    Director


                              CONGRESS FINANCIAL CORPORATION, Individually and as a Co-Syndication Agent


                              By /s/ Marc J. Breier
                              Name: Marc J. Breier
                              Title: First Vice President


                              T. ROWE PRICE ASSOCIATES, INC,, As Collateral Manager on behalf of INNER HARBOR CBO 2001-1 LTD.


                              By /s/ Darrell N. Brannan
                              Name: Darrell N. Brannan
                              Title: Vice President


                              ALLFIRST BANK


                              By /s/ Thomas A. Buckelew
                              Name: Thomas A. Buckelew
                              Title: Vice President
                                       98

                              Toronto Dominion (New York), Inc.
                              By /s/    Gwen Zirkle
                              Name:     Gwen Zirkle
                              Title: Vice President


                              PEOPLE'S BANK


                              By /s/ David K. Sherrill
                              Name: David K. Sherrill
                              Title: Vice President


                              SIEMENS FINANCIAL SERVICES, INC.


                              By /s/    Frank Amodio
                              Name:     Frank Amodio
                              Title: Vice President - Credit


                              TRS1 LLC


                              By /s/ Rosemary F. Dunne
                              Name: Rosemary F. Dunne
                              Title: Vice President


                              NUVEEN SENIOR INCOME FUND, as a Lender


                              By /s/    Lenny Mason
                              Name:     Lenny Mason
                              Title: Portfolio Manager

                                                                 Exhibit 10.13

October 7, 2002



Gerard E. Keefe
2 Seaberry Ct.
Timonium, MD 21093
410-252-4732

         Re:      Severance Agreement and General Release

Dear Gerry:

     We are interested in resolving amicably your separation of employment with Williams Scotsman, Inc. ("the Company"), effective October 11, 2002. Toward this end, we propose the following Severance Agreement, which includes a General Release.

     You may consider our offer for twenty-one (21) days. If you need a reasonable amount of additional time, it will be granted upon request. As with any legal document, you are encouraged to review this Agreement with an attorney. In addition, should you or your attorney have any questions related to this agreement, we will provide you with the name and contact number of outside counsel for Williams Scotsman.

     Once executed, you will have a seven- (7) day period during which you may revoke your decision by sending actual notice to the Vice-President of Human Resources. This agreement shall not become effective or enforceable until after the seven-day revocation period.

     The proposed terms and conditions of your separation from employment are as follows:

     1. In consideration for your General Release as set forth below in Paragraph 2, the Company agrees, intending to be legally bound:

     (a) Salary Continuation: The Company will pay you your current the equivalent of seventy-one (71) weeks base salary of $3,466.35 per week through 02-20-04, less taxes and other deductions required by law. You will receive this severance in biweekly installments according to the Company's usual payroll schedule and via direct deposit.

     (b) A one time miscellaneous payment of $937.99.


     (c) Benefits: The Company will continue your current insured benefits through extended severance period (health, disability and dental), under the same terms as in effect on October 11, 2002 through February 20, 2004.

     While you remain covered under your current insured benefits plan, you will still be required to pay your portion of the premiums. You will be able to continue taking advantage of Flexible Spending Accounts for the year 2003 and 2004 provided you make your elections during the open enrollment period this year. After February 20, 2004, you will be eligible to continue benefits under COBRA at your cost for another 18 months. According to legal requirements, additional information on COBRA will be forthcoming.

     (d) Life Insurance: Your coverage in the Company's group life insurance plan shall terminate on October 31, 2002 in accordance with the terms of the plan. Thereafter, you will have an option to convert to an individual policy.

     (e) Accrued/Unused Vacation: The Company will agree to pay out your entire accrued but unused vacation balance as of October 11, 2002.

     (f) Auto Allowance: The Company will agree to the continuance of your auto allowance of $650.00 per month for eight (8) months through June, 2003. Payment will be made by separate check via direct deposit.

     (g) Management Incentive: The Company will pay you the 2002 Management Incentive less taxes and other deductions required by law on or before March 15th, 2003. Your incentive amount will be adjusted according to Company performance as is specified in the plan. However, for purposes of calculating your incentive amount, EBITDA as defined by the plan will not go below 90%. No further Management Incentive payments will be made.

     (h) Non-Qualified 401(k) Plan: If you have deferrals under the Non-Qualified 401(k) plan, the Company will agree to full payment of your non-qualified 401(k) deferral with payment according to your original instructions.

     (i) Stock Options: The Company will agree for you to retain interest in all stock options that you currently hold under the Scotsman Holdings, Inc. Employee Stock Option Plan ("Plan"):

     You will not be eligible for any additional stock option grants that may occur under the terms of the Plan;

     Your options will continue to vest under the provisions of Exhibits A and A-1 of the "Amended and Restated Incentive Stock Option Agreement" ("Agreement") which relate to "time based vesting" and "performance based vesting";

     The provisions of section 7 of the "Amended and Restated Incentive Stock Option Agreement" relating to the termination of unexercised options upon a participant's termination of employment shall not apply to your options;

     Any incentive stock options which you hold as of 90 days after your termination date will be treated (by operation of law) as non-qualified stock options;

     Should the Company decide to amend the Plan or individual Agreements prospectively to option holders, those amendments will not apply to you;

     All other terms and conditions relating to stock options remain controlled by the Plan and the Agreement, and will remain subject to the terms of the Management Stockholders and Option Holders Agreement.

     (j) Non-Competition Agreement:  Payments under item 1(a), (b), (c), (f) and
(g) and the ability to retain interest in all stock options as outlined in 1(h) are contingent upon your agreement with and adherence to the Non-Competition Agreement (Attachment 1). Failure to adhere to the terms of the Non-Competition Agreement will result in cessation of all payments as outlined in Paragraph 1(a), (b), (e), and (f) as well as nullification of all stock option interests as outlined in 1(h).

     (k) Confidentiality: Payments under item 1(a), (b), (c), (f), and (g) and the ability to retain interest in all stock options as outlined in 1(i) are contingent upon your agreement with and adherence to the Confidentiality provisions outlined in Paragraphs 6(a) and 8. Failure to adhere to the terms of the Confidentiality provisions of this Agreement will result in cessation of all payments outlined in Paragraph 1(a), (b), (c), (f) and (g) as well as nullification of all stock option interests as outlined in 1(i).

     (l) 401(k) Plan: You will not forfeit any benefits vested prior to the termination of your employment under our 401(k) plan, subject to the terms, conditions and restrictions of such plan. You will not accrue any additional benefits after the termination of your employment. All deferrals and, if applicable, loan re-payments will stop as of the last regular (non-severance) payment or the last regular (non-severance) commission payment. Deferrals and loan payments cannot be made from severance pay. If you have a 401(k) loan, you will be required to pay the loan in full within 30 days of your termination date. If it is not paid in full by the end of the calendar year, you will receive a 1099-R form from the 401(k) provider and that loan will be treated as income for this calendar year. According to legal requirements, additional information on the 401(k) plan will be forthcoming.

     (m )  Outplacement  Services:  The Company will provide fixed  outplacement
services    equivalent    to   $5,000    worth   of    services    from    Right
 & Associates

     (n) Stock Shares: The Company will agree for you to retain ownership interest in your (1500) shares of Company stock. All other existing terms and conditions relating to stock shares remain in effect.

     (o)  Public  Communications   (including  Employment   Verification):   Any
responses to inquiries regarding reason for separation will be consistent with, and limited to, the language in the press release.

     2. (a) General Release: In consideration for the Company's payments and agreements set forth above in Paragraphs 1(a), (b), (c), (f), (g), (i) and (m), Williams Scotsman and you agree, intending to be legally bound, to release and forever discharge the Company and any related companies, and each of their past, present and future officers, directors, attorneys, employees, partners, shareholders, insurers, owners and agents, and their respective successors and assigns (collectively "Releasees"), jointly and severally, from any and all actions, complaints, causes of action, lawsuits or claims of any kind (collectively "Claims"), known or unknown, which you, your heirs, agents, successors or assigns ever had, now have or hereafter may have against Releasees arising heretofore out of any matter, occurrence or event existing or occurring prior to the execution hereof, including, without limitation:

     any claims relating to or arising out of your employment with and/or the termination of employment with the Company and/or any of its related companies; any claims for unpaid or withheld wages, severance, benefits, bonuses, stocks, stock options, stock payments of any kind and/or other compensation of any kind including deferred compensation; any claims for attorneys' fees, costs or expenses; any claims of discrimination and/or harassment based on age, sex, race, religion, color, creed, disability, handicap, citizenship, national origin, ancestry, sexual preference or orientation, or any other factor protected by Federal, State or Local law (including, but not limited to, the Age Discrimination in Employment Act, 29 U.S.C. ss.621 et. seq., Title VII of the Civil Rights Act of 1964, as amended, the Americans with Disabilities Act, and any Maryland or other state anti-discrimination laws); any claims for reemployment or reinstatement; any claims arising under the Employee Retirement Income Security Act ("ERISA"); any claims for retaliation and/or any whistle blower claims; and/or any other statutory or common law claims, now existing or hereinafter recognized, including, but not limited to, breach of contract, libel, slander, fraud, infliction of emotional distress, wrongful discharge, breach of covenant of good faith and fair dealing, promissory estoppel, equitable estoppel and misrepresentation.

     (b) You expressly understand and acknowledge that it is possible that unknown losses or claims may exist or may have been underestimated in amount or severity, and that you explicitly took that into account in determining the amount of consideration to be paid for the giving of this Agreement, and a portion of said consideration, having been bargained for between the parties with the knowledge of the possibility of such unknown claims, was given in exchange for a full accord, satisfaction and discharge of all such claims.

     3. The General Release in Paragraph 2 above does not apply to (i) any claims to enforce this Agreement, (ii) any claims arising out of any matter, occurrence or event occurring after the execution of this Agreement, or (iii) any rights you may have under the Company's existing charter, by-laws and other applicable documents providing indemnification to executive officers of the Company (it being understood that you will continue to be entitled to any such rights to indemnification on the same terms and conditions as available to other executive officers of the Company), for conduct prior to the termination date of your active employment.

     4. You acknowledge and agree that the Company's payments and agreements under Paragraph 1(a), (b), (c), (f), (g), (i) and (m) above are not required by any policy, plan or prior agreement and constitute adequate consideration to support your General Release in Paragraph 2 above.

     5. In the event you elect not to execute this Agreement, the following shall apply: ---

     (a) Your last day of employment will be October 11, 2002.

     (b) You will be paid for all days actually worked prior to the termination of your employment.

     (c) Your coverage in the Company's group health plan will terminate on October 31, 2002 in accordance with the terms of the plan. However, you will be eligible to continue to participate in the Company's group health plan at your expense pursuant to COBRA, subject to COBRA's eligibility requirements and other terms, conditions, restrictions and exclusions. You will receive additional information about your COBRA rights shortly.

     (d) Your coverage in the Company's life insurance plan shall terminate on October 31, 2002 in accordance with the terms of the plan. Thereafter, you will have an option to convert to an individual policy.

     (e) You will receive payment for all accrued but unused vacation pay.

     (f) Participation in the auto reimbursement plan will cease as of October 31, 2002.

     (g) Per the terms of the plan(s), you will forfeit all interests in stock options.

     (h) As a separated employee, you will not be eligible for a Management Incentive payment in 2003 for the year 2002.

     (i) You will not be eligible for Outplacement Services provided by Williams Scotsman.

     (j) You will not forfeit any benefits vested prior to the termination of your employment under our 401(k) plan, subject to the terms, conditions and restrictions of such plan. You will not accrue any additional benefits after the termination of your employment. All deferrals and, if applicable, loan re-payments will stop as of the last regular (non-severance) payment or the last regular (non-severance) commission payment. Deferrals and loan payments cannot be made from severance pay. If you have a 401(k) loan, you will be required to pay the loan in full within 30 days of your termination date. If it is not paid in full by the end of the calendar year, you will receive a 1099-R form from the 401(k) provider and that loan will be treated as income for this calendar year. According to legal requirements, additional information on the 401(k) plan will be forthcoming.

     (k) If you have deferrals under the Non-Qualified 401(k) plan, the Company will agree to full payment of your non-qualified 401(k) deferral with payment according to your original instructions.

     (l) These benefits will survive and be passed along to your family in the event of your death.

6.        Regardless of whether or not you execute this Agreement:

     (a) You are prohibited from using or disclosing confidential and/or proprietary information which you acquired in the course of your employment with the Company and which is not generally known by or readily accessible to the public. In particular, and by way of example only, such confidential and/or proprietary information cannot be disclosed to any supplier, contractor, subcontractor, customer, competitor or any other entity with which the Company does business or competes for business. Such confidential and/or proprietary information includes, but is not limited to: financial data, prices, costs, bids, estimates, plans, blueprints, drawings and project descriptions; legal, accounting, marketing and business plans, strategies and techniques; trade secrets and other formulas; and the identity of customers, suppliers, vendors or potential customers.

     (b) In the event you receive a request or demand, orally, in writing, electronically or otherwise, for the disclosure or production of information which you acquired in the course of your employment which is not generally known by or readily accessible to the public, you must notify immediately, in writing, via certified mail, the Company's Vice-President of Human Resources at the following address: 8211 Town Center Drive, Baltimore, Maryland 21236. Any and all documents relating to the request or demand shall be included with the notification. You shall wait a minimum of ten (10) days after sending the letter before making a disclosure or production to give the Company time to determine whether the disclosure or production involves confidential and/or proprietary information, in which event the Company may seek to prohibit and/or restrict the production and/or disclosure and/or to obtain a protective order with regard thereto. This provision covers, but is not limited to, requests or demands in connection with judicial, administrative, arbitration and all other adversarial proceedings. If the request or demand is in conjunction with judicial, administrative, arbitration or other adversarial proceedings, copies of all correspondence regarding the request or demand shall be included with the information sent to the Vice-President of Human Resources.

     (c) You must return to the Company by October 11, 2002, retaining no copies, all Company property, keys, documents, forms, correspondence, computer programs, memos, disks, etc.

     7. Except as expressly provided for in this Agreement and the attachment, you shall not be eligible for any compensation from the Company or Company-paid benefits subsequent to the termination of your employment.

     8. You agree that, at all times, the existence, terms and conditions of this Agreement will be kept secret and confidential and will not be disclosed voluntarily to any third party, except to the extent required by law, to enforce the Agreement or to obtain confidential legal, tax or financial advice with respect thereto. The Company agrees to be held to the same confidentiality and disclosure standards.

     9. This Agreement shall be governed by and construed in accordance with the laws of the State of Maryland.

     10. Nothing in this Agreement shall be construed as an admission or concession of liability or wrongdoing by the Company or you or any other Releasee as defined above. Rather, the proposed Agreement is being offered for the sole purpose of settling amicably any and all possible disputes between the parties.

     11. If any provision in this Agreement or the application thereof is construed to be overbroad, then the court making such determination shall have the authority to narrow the provision as necessary to make it enforceable and the provision shall then be enforceable in its narrowed form. In the event that any provision in this Agreement is determined to be legally invalid or unenforceable, the affected provisions(s) shall be stricken from the Agreement and the remaining terms of the Agreement and its enforce ability shall remain unaffected thereby.

     12. This Agreement constitutes the entire agreement between the parties and supersedes any and all prior agreements, written or oral, expressed or implied.

     13. You agree and represent that:

                  (a) You have read carefully the terms of this Agreement, including the General Release;

                  (b) You have had an opportunity to and have been encouraged to review this Agreement, including the General Release, with an attorney;

                  (c) You have consulted with an attorney and the Company has made certain changes to this Agreement based on your attorney's recommendations.

                  (d) You understand the meaning and effect of the terms of this Agreement, including the General Release;

                  (e) You were given as much time as you needed to determine whether you wished to enter into this Agreement, including the General Release;

                 (f) The entry into and execution of this Agreement, including the General Release, is of your own free and voluntary act without compulsion of any kind;

                 (g) No promise or inducement not expressed herein has been made to you; and

                 (h) You have adequate information to make a knowing and voluntary waiver.

14. This agreement shall be binding upon and inure to the benefit of the Company's successors and assigns.
                                      106

     15. If you execute this Agreement, you will retain the right to revoke it for seven (7) days. To revoke the Agreement, you must send a certified letter to Bernard G. Bena, Vice-President of Human Resources at 8211 Town Center Drive, Baltimore, MD 21236. The letter must be post-marked within 7 days of your execution of the Agreement. If the 7th day is a Sunday or holiday, then the letter must be post-marked on the following business day. If you revoke this letter in a timely basis, you will not be eligible for the benefits described in paragraphs 1(a), (b), (e), (f), (h) and (l), above.

If you agree with the proposed terms as set forth above, please sign this letter indicating that you understand, agree with and intend to be bound by such terms.

Sincerely,


/s/ Bernie Bena
---------------
Bernard G. Bena
Vice-President, Human Resources

/s/ Gerard E. Keefe
------------------------------
Gerard E. Keefe

October 11, 2003
Date
/s/ William LeBuhn
------------------------------
Witness

                                                                 Exhibit 10.14

June 3, 2002



J. Collier Beall
760 Winston Drive
Lawrenceville, GA  30084
404-972-3506

         Re:      Severance Agreement and General Release

Dear Collier:

     We are interested in resolving amicably your separation of employment with Williams Scotsman, Inc. ("the Company"), effective June 3, 2002. Toward this end, we propose the following Severance Agreement, which includes a General Release.

     You may consider our offer for twenty-one (21) days. If you need a reasonable amount of additional time, it will be granted upon request. As with any legal document, you are encouraged to review this Agreement with an attorney.

     Once executed, you will have a seven- (7) day period during which you may revoke your decision by sending actual notice to the Vice President of Human Resources. This agreement shall not become effective or enforceable until after the seven-day revocation period.

The proposed terms and conditions of your separation from employment are as follows:

     1. In consideration for your General Release and Non-Competition as set forth below in Paragraph 2, the Company agrees, intending to be legally bound:

     (a) Salary Continuation: The Company will pay you the equivalent of seventy-eight (78) weeks base salary, less taxes and other deductions required by law. You will receive this severance in biweekly installments according to the Company's usual payroll schedule and via direct deposit. If, at any time, you elect to receive a lump sum payment of any remaining amounts, you may do so, by sending a written request for a lump sum payment to the Vice-President of Human Resources.

     (b) Target Incentive: For the months of June 2002 through November 2003, the Company will pay you the equivalent of a monthly target incentive of $7,083.00 per month less taxes and other deductions required by law. You will receive this amount according to our usual pay schedule for target incentives.

     (c) Benefits: The Company will continue your current insured benefits (health and dental), under the same terms as in effect on June 3, 2002 as follows: until you receive coverage under a different health insurance plan, or through May 31, 2004, whichever occurs sooner. While you remain covered under your current insured benefits plan, you will still be required to pay your portion of the premiums. After May 31, 2004, you will be eligible to continue benefits under COBRA at your cost for another 18 months.

     (d) Life Insurance: Your coverage in the Company's group life insurance plan shall terminate on June 30, 2002 in accordance with the terms of the plan. Thereafter, you will have an option to convert to an individual policy.

     (e) Accrued/Unused Vacation: The Company will agree to pay out your entire accrued but unused vacation balance (200 hours) as of June 3, 2002.

     (f) Outplacement Services: The Company will provide a six (6) month Career Transitional Counseling outplacement service through a vendor of the Company's selection. To access this service, notify Marti Fuller at mhfuller@willscot.com or by calling 1-866-866-1882, to indicate that you are ready to participate in the program.

     (g) Runzheimer Auto Plan: The Company will agree to continue your monthly auto allowance for eighteen (18) months through November 30, 2003.

     h) Stock Options: The Company will agree for you to retain interest in all stock options that you currently hold under the Scotsman Holdings, Inc Employee Stock Option Plan ("Plan"):

     You will not be eligible for any additional stock option grants that may occur under the terms of the Plan;

     Your options will continue to vest under the provisions of Exhibits A and A-1 of the "Amended and Restated Incentive Stock Option Agreement" ("Agreement") which relate to "time based vesting" and "performance based vesting";

     The provisions of section 7 of the "Amended and Restated Incentive Stock Option Agreement" relating to the termination of unexercised options upon a participant's termination of employment shall not apply to your options;

     Any incentive stock options which you hold as of 90 days after your termination date will be treated (by operation of law) as non-qualified stock options; Should the Company decide to amend the Plan or individual Agreements prospectively to option holders, those amendments will not apply to you;

     All other terms and conditions relating to stock options remain controlled by the Plan and the Agreement, and will remain subject to the terms of the Management Stockholders and Option Holders Agreement.

     i) Stock Shares: The Company will agree for you to retain ownership interest in your 4,500 shares of Company stock. All other existing terms and conditions relating to stock shares remain in effect.

     (j) Non-Competition Agreement: Payments under item 1(a), (b), (c) , (f) and
(g) and the ability to retain interest in all stock shares and options as outlined in 1(h) and (i) are contingent upon your agreement with and adherence to the Non-Competition Agreement (Attachment 1). Failure to adhere to the terms of the Non-Competition Agreement will result in cessation of all payments as outlined in Paragraph 1(a), (b), (c), (f) and (g) as well as nullification of all stock option interests as outlined in 1(h).

     (k) Confidentiality: Payments under item 1(a), (b), (c), (f) and (g) and the ability to retain interest in all stock options as outlined in 1(h) are contingent upon your agreement with and adherence to the Confidentiality provisions outlined in Paragraphs 6(a) and 8. Failure to adhere to the terms of the Confidentiality provisions of this Agreement will result in cessation of all payments outlined in Paragraph 1(a), (b), (c), (f) and (g) as well as nullification of all stock option interests as outlined in 1(h).

     2. (a) General Release: In consideration for the Company's payments and agreements set forth above in Paragraphs 1(a), (b), (c), (f), (g), (h) and
(i),Williams Scotsman and you agree, intending to be legally bound, to release and forever discharge the Company and any related companies, and each of their past, present and future officers, directors, attorneys, employees, partners, shareholders, insurers, owners and agents, and their respective successors and assigns (collectively "Releasees"), jointly and severally, from any and all actions, complaints, charges, causes of action, lawsuits or claims of any kind (collectively "Claims"), known or unknown, which you, your heirs, agents, successors or assigns ever had, now have or hereafter may have against Releasees arising heretofore out of any matter, occurrence or event existing or occurring prior to the execution hereof, including, without limitation: any claims relating to or arising out of your employment with and/or the termination of employment with the Company and/or any of its related companies; any claims for unpaid or withheld wages, severance, benefits, bonuses, stocks, stock options, stock payments of any kind and/or other compensation of any kind including deferred compensation; any claims for attorneys' fees, costs or expenses; any claims of discrimination and/or harassment based on age, sex, race, religion, color, creed, disability, handicap, citizenship, national origin, ancestry, sexual preference or orientation, or any other factor prohibited by Federal, State or Local law (including, but not limited to, the Age Discrimination in Employment Act, 29 U.S.C. ss.621 et. seq., Title VII of the Civil Rights Act of 1964, as amended, the Americans with Disabilities Act, and any Georgia, Maryland, or other state anti-discrimination laws); any claims for reemployment or reinstatement; any claims arising under the Employee Retirement Income Security Act ("ERISA"); any claims arising under workers compensation laws; any claims for retaliation and/or any whistle blower claims; and/or any other statutory or common law claims, now existing or hereinafter recognized, including, but not limited to, breach of contract, libel, slander, fraud, infliction of emotional distress, wrongful discharge, breach of covenant of good faith and fair dealing, promissory estoppel, equitable estoppel and misrepresentation.

     (b) You expressly understand and acknowledge that it is possible that unknown losses or claims may exist or may have been underestimated in amount or severity, and that you explicitly took that into account in determining the amount of consideration to be paid for the giving of this Agreement, and a portion of said consideration, having been bargained for between the parties with the knowledge of the possibility of such unknown claims, was given in exchange for a full accord, satisfaction and discharge of all such claims.

     (c) You agree to refrain from competition with Williams Scotsman, Inc. according to the terms outlined in Attachment 1 (Non-Competition Agreement). You acknowledge and agree that any breach or threatened breach of this provision will cause irreparable injury and incalculable harm to the Company and the Company shall accordingly be entitled to injunctive and other equitable relief for such breach or threatened breach and that resort by the Company to such injunctive or other equitable relief shall not be deemed a waiver or limitation on any right or remedy which the Company may have with respect to such breach or threatened breach. In the event that the Company decides to exercise its rights under this Section, you shall be responsible for any and all expenses incurred by the Company in enforcing its rights, including court costs and reasonable attorneys fees. You acknowledge that should any breach of the provisions of any part of this section occur, that any and all payments from the Company shall cease, interest in all stock options will be nullified and the Company shall have no further financial obligation to you.

     (d) You agree to adhere to the confidentiality provisions outlined in Paragraphs 6(a) and 8. You acknowledge and agree that any breach or threatened breach of these provisions will cause irreparable injury and incalculable harm to the Company and the Company shall accordingly be entitled to injunctive and other equitable relief for such breach or threatened breach and that resort by the Company to such injunctive or other equitable relief shall not be deemed a waiver or limitation on any right or remedy which the Company may have with respect to such breach or threatened breach. In the event that the Company decides to exercise its rights under this Section, you shall be responsible for any and all expenses incurred by the Company in enforcing its rights, including court costs and reasonable attorneys fees. You acknowledge that should any breach of the provisions in Paragraphs 6(a) and 8 or of any part of this section occur, that any and all payments from the Company shall cease, interest in all stock options will be nullified and the Company shall have no further financial obligation to you.

     (e) If you obtain separate health insurance coverage before May 31, 2004, you agree to notify the Vice-President of Human Resources of this development.

     3. The General Release in Paragraph 2 above does not apply to any claims to enforce this Agreement or to any claims arising out of any matter, occurrence or event occurring after the execution of this Agreement.

     4. You acknowledge and agree that the Company's payments and agreements under Paragraph 1(a), (b), (c), (f), (g), (h) and (i) above are not required by any policy, plan or prior agreement and constitute adequate consideration to support your General Release in Paragraph 2 above.

     5. In the event you elect not to execute this Agreement, the following shall apply: (a) Your last day of employment will be June 3, 2002.

     (b) You will be paid for all days actually worked prior to the termination of your employment.

     (c) Your coverage in the Company's group health plan will terminate on June 30, 2002 in accordance with the terms of the plan. However, you will be eligible to continue to participate in the Company's group health plan at your expense pursuant to COBRA, subject to COBRA's eligibility requirements and other terms, conditions, restrictions and exclusions. You will receive additional information about your COBRA rights shortly.

     (d) Your coverage in the Company's life insurance plan shall terminate on June 30, 2002 in accordance with the terms of the plan. Thereafter, you will have an option to convert to an individual policy.

     (e) You will not forfeit any benefits vested prior to the termination of your employment under our 401(k) plan, subject to the terms, conditions and restrictions of such plan. You will not accrue any additional benefits after the termination of your employment.

     (f) You will receive payment for all accrued but unused vacation pay.

     (g) Participation in the Runzheimer auto reimbursement plan will cease as of June 3, 2002.


     6. Regardless of whether you execute this Agreement:

     (a) You are prohibited from using or disclosing confidential and/or proprietary information which you acquired in the course of your employment with the Company and which is not generally known by or readily accessible to the public. In particular, and by way of example only, such confidential and/or proprietary information cannot be disclosed to any supplier, contractor, subcontractor, customer, competitor or any other entity with which the Company does business or competes for business. Such confidential and/or proprietary information includes, but is not limited to: financial data, prices, costs, bids, estimates, plans, blueprints, drawings and project descriptions; legal, accounting, marketing and business plans, strategies and techniques; trade secrets and other formulas; and the identity of customers, suppliers, vendors or potential customers.

     (b) In the event you receive a request or demand, orally, in writing, electronically or otherwise, for the disclosure or production of information which you acquired in the course of your employment which is not generally known by or readily accessible to the public, you must notify immediately, in writing, via certified mail, the Company's Vice-President of Human Resources at the following address: 8211 Town Center Drive, Baltimore, Maryland 21236. Any and all documents relating to the request or demand shall be included with the notification. You shall wait a minimum of ten (10) days after sending the letter before making a disclosure or production to give the Company time to determine whether the disclosure or production involves confidential and/or proprietary information, in which event the Company may seek to prohibit and/or restrict the production and/or disclosure and/or to obtain a protective order with regard thereto. This provision covers, but is not limited to, requests or demands in connection with judicial, administrative, arbitration and all other adversarial proceedings. If the request or demand is in conjunction with judicial, administrative, arbitration or other adversarial proceedings, copies of all correspondence regarding the request or demand shall be included with the information sent to the Vice-President of Human Resources.

     (c) You must return to the Company by June 3, 2002, retaining no copies, all Company property, keys, documents, forms, correspondence, computer programs, memos, disks, etc.

     7. Except as expressly provided for in this Agreement and the attachment, you shall not be eligible for any compensation from the Company or Company-paid benefits subsequent to the termination of your employment.

     8. You agree that, at all times, the existence, terms and conditions of this Agreement will be kept secret and confidential and will not be disclosed voluntarily to any third party, except to the extent required by law, to enforce the Agreement or to obtain confidential legal, tax or financial advice with respect thereto.

     9. This Agreement shall be governed by and construed in accordance with the laws of the State of Maryland.

     10. Nothing in this Agreement shall be construed as an admission or concession of liability or wrongdoing by the Company or you or any other Releasee as defined above. Rather, the proposed Agreement is being offered for the sole purpose of settling amicably any and all possible disputes between the parties.

     11. If any provision of this Agreement is deemed unlawful or unenforceable by a court of competent jurisdiction, the remaining provisions shall continue in full force and effect.

     12. This Agreement constitutes the entire agreement between the parties and supersedes any and all prior agreements, written or oral, expressed or implied.

     13. You agree and represent that:

     (a) You have read carefully the terms of this Agreement, including the General Release;

     (b) You have had an opportunity to and have been encouraged to review this Agreement, including the General Release, with an attorney;

     (c) You have consulted with an attorney and the Company has made certain changes to this Agreement based on your attorney's recommendations.

     (d) You understand the meaning and effect of the terms of this Agreement, including the General Release;

     (e) You were given as much time as you needed to determine whether you wished to enter into this Agreement, including the General Release;

     (g) The entry into and execution of this Agreement, including the General Release, is of your own free and voluntary act without compulsion of any kind;

     (g) No promise or inducement not expressed herein has been made to you; and

     (h) You have adequate information to make a knowing and voluntary waiver.

     15. This agreement shall be binding upon and inure to the benefit of the Company's successors and assigns.

     If you agree with the proposed terms as set forth above, please sign this letter indicating that you understand, agree with and intend to be bound by such terms.

Sincerely,


/s/ William C. LeBuhn
William C. LeBuhn
Senior Vice-President, Chief Administrative Officer



UNDERSTOOD AND AGREED,
INTENDING TO BE LEGALLY BOUND:

/s/ J. Collier Beall
J. Collier Beall

June 3, 2002
Date

Mary Ann Larsen
Witness

                                                                  Exhibit 12.1

                     WILLIAMS SCOTSMAN, INC.AND SUBSIDIARIES

                Computation of Ratio of Earnings to Fixed Charges




                                            Year Ended December 31
                                ------------------------------------------
                                 1998       1999      2000     2001     2002
                                 ----       ----      ----     ----     ----
                                           (Dollars in thousands)
Earnings:
     Earnings from continuing
       operations before
       income taxes
       and extraordinary item    $12,559 $  32,020  $ 31,076  $ 40,271  $23,392
     Fixed charges from below     67,296    86,817    95,140    89,316   89,465
                                  ------    ------    ------    ------   ------
       Total earnings            $79,855  $118,837  $126,216  $129,587  $112,857
                                  ------   -------   -------   -------   -------

Fixed Charges:
     Interest                    $65,060 $  83,878  $ 91,860  $ 85,486  $85,208
     Interest component of
       rent expense:
     Total rent expense          $ 6,708 $   8,817  $  9,839  $ 11,490  $12,901
     Portion considered
       interest expense            33%       33%       33%       33%        33%
                                 -------   -------   -------   ------    -------
      Interest component         $ 2,236 $   2,939  $  3,280  $  3,830 $  4,257
                                 -------   -------   -------   -------   -------
      Total fixed charges        $67,296 $  86,817  $ 95,140  $ 89,316  $89,465
                                 -------    ------    ------    ------   ------

Earnings to Fixed Charges           1.2x     1.4x      1.3x      1.5x       1.3x
                                    ====      ====      ====      ====      ====

                                                                  Exhibit 99.1

     Certification  pursuant to 18 U.S.C.  Section  1350 as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.

     In connection with the annual Report of Williams Scotsman, Inc. (the "Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard
E. Holthaus, Chief Executive Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         March 28, 2003


     A signed original of this written statement required by Section 906 has been provided to Williams Scotsman, Inc., and will be retained by Williams Scotsman, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  Exhibit 99.2

     Certification  pursuant to 18 U.S.C.  Section  1350 as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 for John C. Cantlin, Chief Financial Officer of the Company.

     In connection with the annual report of Williams Scotsman, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Cantlin, Chief Financial Officer of the Company certify to my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


         /s/ John C. Cantlin
         John C. Cantlin
         Chief Financial Officer

         March 28, 2003



     A signed original of this written statement required by Section 906 has been provided to Williams Scotsman, Inc., and will be retained by Williams Scotsman, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.