Form 10-Q
period 2003-03-31
WILLIAMS SCOTSMAN INC
filed 2003-05-14
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                      None
     (Former name, address and fiscal year - if changed since last report)


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

     The Registrant is a 100%-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of May 13, 2003, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                             WILLIAMS SCOTSMAN, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                          Page
                                                                           ----

         Safe Harbor Statement                                               1

         Item 1.  Unaudited Financial Statements


         Consolidated Balance Sheets at March 31, 2003                       2
         and December 31, 2002

         Consolidated Statements of Operations for the three                 3
         months ended March 31, 2003 and 2002

         Consolidated Statements of Cash Flows for the three                 4
         months ended March 31, 2003 and 2002

         Notes to Consolidated Financial Statements                          6

         Item 2.  Management's Discussion and Analysis of                   12
                       Financial Condition and Results of Operations

         Item 4. Controls and Procedures                                    16

         Item 5. Other Information                                          16



PART II  -  OTHER  INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          17

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING  FORWARD-LOOKING  STATEMENTS

     Some of the statements in this Form 10-Q for the quarter ended March 31, 2003 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                         PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                                                                  March 31,
                                                                                    2003            December 31,
                                                                                (Unaudited)             2002
                                                                                 ---------          ------------
Assets                                                                                  (In thousands)

Cash                                                                            $      625            $      427
Trade accounts receivable, net of allowance for doubtful
     accounts of $1,062 in 2003 and $1,071 in 2002                                  53,707                63,965
Prepaid expenses and other current assets                                           27,438                25,468
Rental equipment, net of accumulated depreciation of
      $217,701 in 2003 and $207,538 in 2002                                        846,187               850,087
Property and equipment, net                                                         80,728                80,249
Deferred financing costs, net                                                       22,865                23,616
Goodwill                                                                           168,961               168,931
Other intangible assets, net                                                         3,063                 3,238
Other assets                                                                        15,491                14,369
                                                                                 ---------             ---------
                                                                                $1,219,065            $1,230,350
                                                                                 =========             =========

Liabilities and stockholder's equity

Accounts payable and accrued expenses                                           $   36,286            $   44,762
Accrued interest                                                                    21,491                 8,226
Rents billed in advance                                                             17,832                18,773
Revolving credit facility                                                          179,772               197,691
Long-term debt                                                                     786,143               786,654
Deferred income taxes                                                              160,420               160,451
                                                                                 ---------             ---------

      Total liabilities                                                          1,201,944             1,216,557
                                                                                 ---------             ---------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                                   33                    33
   Additional paid-in capital                                                      131,613               131,602
   Cumulative foreign currency translation adjustment                                1,749                (1,386)
   Retained deficit                                                               (116,274)             (116,456)
                                                                                   -------               -------

      Total stockholder's equity                                                    17,121                13,793
                                                                                    ------                ------

                                                                                $1,219,065            $1,230,350
                                                                                 =========             =========


See accompanying notes to consolidated financial statements.



                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)
                                                                                      2003             2002
                                                                                      ----             ----
                                                                                    (In thousands except
                                                                                share and per share amounts)
Revenues

    Leasing                                                                     $   53,474     $     58,196
    Sales:
       New units                                                                    14,650           20,683
       Rental equipment                                                              4,417            4,661
    Delivery and installation                                                       18,928           26,609
    Other                                                                            9,237            9,718
                                                                                 ---------          -------
                    Total revenues                                                 100,706          119,867
                                                                                   -------          -------

Cost of sales and services
    Leasing:
       Depreciation and amortization                                                12,323           10,723
       Other direct leasing costs                                                   10,429           11,488
    Sales:
       New units                                                                    11,922           17,076
       Rental equipment                                                              3,553            3,725
    Delivery and installation                                                       16,799           22,006
    Other                                                                            1,722            2,061
                                                                                   -------          -------
                    Total costs of sales and services                               56,748           67,079
                                                                                    ------           ------

                    Gross profit                                                    43,958           52,788
                                                                                    ------           ------

Selling, general and administrative expenses                                        19,602           21,507
Other depreciation and amortization                                                  3,385            3,334
Interest, including amortization of deferred
   financing costs                                                                  20,647           21,171
                                                                                    ------           ------

                    Total operating expenses                                        43,634           46,012
                                                                                    ------           ------

                    Income before income taxes                                         324            6,776
Income tax expense                                                                     130            3,049
                                                                                      ----            -----

                    Net Income                                                  $      194     $      3,727
                                                                                       ===            =====

Earnings per common share                                                       $      .06     $       1.12
                                                                                       ===            =====
Dividends per common share                                                      $       --     $        .03
                                                                                       ===            =====

Weighted average shares outstanding                                              3,320,000        3,320,000
                                                                                 =========       ==========

See accompanying notes to consolidated financial statements.



                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                           2003            2002
                                                           ----            ----
                                                             (In thousands)

Cash flows from operating activities

    Net income                                             $   194      $ 3,727
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                    17,172       17,500
           Provision for bad debts                             562        1,206
           Deferred income tax expense                         130        3,050
           Non-cash option compensation expense                 11           --
           Gain on sale of rental equipment                   (864)        (936)
           Decrease in net trade accounts receivable         9,696        5,122
           Increase in accounts payable and
              accrued expenses                               4,789        2,884
           Other                                            (2,046)      (2,296)
                                                             -----        -----

              Net cash provided by operating activities     29,644       30,257
                                                            ------       ------

Cash flows from investing activities
    Rental equipment additions                             (12,233)     (11,635)
    Proceeds from sales of rental equipment                  4,417        4,661
    Purchases of property and equipment, net                (2,475)      (2,690)
                                                             -----        -----


              Net cash used in investing activities        (10,291)      (9,664)
                                                            ------        -----


                                                                     (continued)




                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)



                                                        2003             2002
                                                        ----             ----
                                                           (In thousands)
Cash flows from financing activities

    Proceeds from debt                              $  87,979        $ 730,525
    Repayment of debt                                (106,498)        (731,508)
    Increase in deferred financing costs                 (713)         (19,787)
    Amortization of bond discount                          89               59
    Payment of dividends                                  (12)             (89)
                                                       ------           ------

         Net cash used in financing activities        (19,155)         (20,800)
                                                       ------           ------

         Net increase (decrease) in cash                  198             (207)

Cash at beginning of period                               427              584
                                                        -----          -------

Cash at end of period                              $      625     $        377
                                                     ========         ========

Supplemental cash flow information:
    Cash paid for income taxes                     $      451     $        276
                                                     ========          =======

    Cash paid for interest                         $    5,780     $      7,263
                                                      =======            =====


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

(2) FINANCIAL STATEMENTS

The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2003 and its operating results and cash flows for the three month periods ended March 31, 2003 and 2002. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results expected for the full year.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation.

(3) CHANGE IN ACCOUNTING ESTIMATE

The Company changed its estimated residual value from 50% of capitalized costs to $1 for certain classroom units. Additionally, the remaining estimated useful life for a portion of these units was reduced to 45 months. The effect of this change in estimate is an increase in depreciation expense of approximately $600 and a decrease in net income of $350 or $.11 per share, for the period ended March 31, 2003.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(4)  NEW ACCOUNTING PRONOUNCEMENT

Pro forma information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used: risk-free interest rate of 2.8% and 3.8% for 2003 and 2002, respectively, weighted average expected life of the options of 5 years; and no dividends. In addition to the pro forma expense on options granted, certain options were modified in the current quarter. In determining the pro forma expense related to these modified options, the Company used the following assumptions: risk free interest rates of 2.8%, expected life of options of 3 to 5 years, and no dividends.

For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current period are not necessarily representative of the effects on pro forma net income for future periods. The Company's pro forma information follows:

                                                   Three Months Ended
                                                        March 31,
                                                   2003          2002
                                                   ----          ----
           As Reported
           -----------
           Noncash stock option
               compensation expense, gross           $ 11     $    --
           Net Income                                 194       3,727
           Earnings Per Share                        $.06     $  1.12


           Pro forma Results
           -----------------
           Noncash stock option
               compensation expense, gross           $ 36     $    29
           Net income                                 179       3,709
           Pro forma earnings per share             $ .05     $  1.12

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)



(5)    GOODWILL AND OTHER INTANGIBLE ASSETS

Under SFAS No. 142 goodwill and certain identified intangibles with indefinite lives are no longer amortized, rather they are subject to annual impairment tests. The Company performed the required annual test during the fourth quarter of 2002 and determined that goodwill was not impaired. Amortization expense for the three months ended March 31, 2003 was $.2 million, which represents the amortization related to the identified intangible assets still required to be amortized under SFAS No. 142. These include covenants not to compete and customer base, which are being amortized on a straight line basis over periods of 24 to 228 months. Amortization expense relating to these identified intangibles for each of the next five years is as follows:


                               2003     $ 713
                               2004       559
                               2005       548
                               2006       215
                               2007       142


The following schedules detail the total amount of goodwill and other intangible assets for the periods ended March 31, 2003 and December 31, 2002.


               --------- March 31, 2003 -----    ------ December 31, 2002------
               Gross                    Net        Gross                    Net
             Carrying  Accumulated     Book      Carrying  Accumulated     Book
              Amount   Amortization   Value       Amount   Amortization   Value

Goodwill     $184,548     $15,587  $168,961     $184,518     $15,587   $168,931


Intangible
assets with
finite lives
------------

Non-
compete
agreements   $  3,465     $ 1,964  $  1,501       $3,445      $1,795   $  1,650
Customer
base            2,000         438     1,562        2,000         412      1,588
                -----        ----     -----        -----       -----      -----
             $  5,465     $ 2,402  $  3,063       $5,445      $2,207   $  3,238
                =====       =====     =====       ======       =====      =====

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(6) COMPREHENSIVE INCOME

Total comprehensive income was $3,329 and $3,645 for the three months ended March 31, 2003 and 2002, respectively, which includes net income and the change in the foreign currency translation adjustment.

(7) EARNINGS AND DIVIDENDS PER SHARE

Earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the periods. Dividends per common share is computed by dividing dividends paid by the weighted average number of common shares outstanding during the periods.

(8) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 9.875% senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company's 100% owned subsidiaries: Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the senior notes on a subordinated basis. These 100% owned subsidiaries (Guarantor Subsidiaries), act as joint and several guarantors of the senior notes. See Note 1 for a description of the operations of Willscot.

The following presents condensed consolidating financial information for the Company (Parent) and Willscot and Williams Scotsman of Canada, Inc. (Guarantor Subsidiaries). Space Master International, Inc., Evergreen Mobile Company, and Truck & Trailer Sales, Inc. do not have any assets or operations.


                                                                    As of March 31, 2003
                                                -----------------------------------------------------------
                                                                Guarantor
                                                   Parent      Subsidiaries   Eliminations     Consolidated
                                                 ------------  ------------   ------------     ------------
 Balance Sheet

  Assets:
     Rental equipment, at cost                  $    317,724   $    746,164   $         --     $  1,063,888
     Less accumulated depreciation                    68,482        149,219             --          217,701
                                                     -------        -------        -------        ---------
     Net rental equipment                            249,242        596,945             --          846,187

     Property and equipment, net                      79,716          1,012             --           80,728
     Investment in subsidiaries                      559,284             --       (559,284)              --
     Other assets                                    318,555         10,498        (36,903)         292,150
                                                   ---------        -------        -------        ---------
  Total assets                                  $  1,206,797   $    608,455   $   (596,187)    $  1,219,065
                                                   =========        =======        =======        =========

  Liabilities:
     Accounts payable and accrued expenses      $     55,785   $      1,992   $         --     $     57,777
     Debt                                            965,915             --             --          965,915
     Other liabilities                               178,252         36,903        (36,903)         178,252
                                                   ---------         ------         ------        ---------
     Total liabilities                             1,199,952         38,895        (36,903)       1,201,944
                                                   ---------         ------         ------        ---------

  Equity :                                             6,845        569,560       (559,284)          17,121
                                                   ---------        -------        -------        ---------
  Total liabilities and stockholder's equity:   $  1,206,797   $    608,455   $   (596,187)    $  1,219,065
                                                   =========        =======        =======        =========



                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(8) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (Continued)


                                                                  As of December 31, 2002
                                                -----------------------------------------------------------
                                                                Guarantor
                                                   Parent      Subsidiaries   Eliminations     Consolidated
                                                 ------------  ------------   ------------     ------------
Balance Sheet

 Assets:
    Rental equipment, at cost                   $    322,546   $  735,079     $         --     $  1,057,625
    Less accumulated depreciation                     68,061      139,477               --          207,538
                                                     -------      -------         --------        ---------
    Net rental equipment                             254,485      595,602               --          850,087

    Property and equipment, net                       79,293          956               --           80,249
    Investment in subsidiaries                       560,576           --         (560,576)               -
    Other assets                                     328,876        8,519          (37,381)         300,014
                                                   ---------      -------          -------        ---------
Total assets                                     $ 1,223,230    $ 605,077     $   (597,957)    $  1,230,350
                                                   =========      =======          =======        =========

 Liabilities:
     Accounts payable and accrued expenses      $     51,665    $   1,323     $         --     $     52,988
     Debt                                            984,345           --               --          984,345
     Other liabilities                               179,224       37,381          (37,381)         179,224
                                                   ---------       ------           ------        ---------
    Total liabilities                              1,215,234       38,704          (37,381)       1,216,557
                                                   ---------       ------           ------        ---------
 Equity:                                               7,996      566,373         (560,576)          13,793
                                                   ---------      -------          -------        ---------
 Total liabilities and stockholder's equity :    $ 1,223,230   $  605,077     $   (597,957)    $  1,230,350
                                                   =========      =======          =======        =========


                                                          For the 3 Months Ended March 31, 2003
                                                                Guarantor
                                                   Parent      Subsidiaries   Eliminations     Consolidated
                                                 ------------  ------------   ------------     ------------
Results of Operations
Total revenues                                  $     95,256   $   22,987     $    (17,537)    $    100,706

Gross profit                                          41,763       13,313          (11,118)          43,958

Other expenses                                        42,913       11,969          (11,118)          43,764

Net (loss) income                               $     (1,150)  $    1,344     $         --     $        194




                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(8) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (Continued)

                                                            For the 3 Months Ended March 31, 2002
                                                -----------------------------------------------------------
                                                                Guarantor
                                                   Parent      Subsidiaries   Eliminations     Consolidated
                                                 ------------  ------------   ------------     ------------
Results of Operations

Total revenues                                  $    114,830   $   23,628     $  (18,591)      $    119,867

Gross profit                                          51,267       13,681        (12,160)            52,788

Other expenses                                        48,510       12,711        (12,160)            49,061

Net income                                      $      2,757   $      970     $       --       $      3,727


                                                            For the 3 Months Ended March 31, 2003
                                                -----------------------------------------------------------
                                                                Guarantor
                                                   Parent      Subsidiaries   Eliminations     Consolidated
                                                 ------------  ------------   ------------     ------------
Cash Flows
Cash provided by operating activities           $     19,578   $   10,066     $        --      $     29,644

Cash used in investing activities                       (771)      (9,520)             --           (10,291)

Cash used in financing activities                    (19,155)          --              --           (19,155)
                                                      ------       ------       ---------            ------

Net change in cash                                      (348)         546              --               198
Cash at beginning of period                             (622)       1,049              --               427
                                                      ------        -----       ---------            ------
Cash (overdraft) at end of period               $      (970)   $    1,595    $         --      $        625
                                                      ======        =====       =========            ======


                                                              For the 3 Months Ended March 31, 2002
                                                -----------------------------------------------------------
                                                                Guarantor
                                                   Parent      Subsidiaries   Eliminations     Consolidated
                                                 ------------  ------------   ------------     ------------
Cash Flows
Cash provided by operating activities           $    19,730    $   10,527     $        --      $     30,257

Cash   provided  by  (used)  in  investing              897       (10,561)             --            (9,664)
activities

Cash used in financing activities                   (20,800)           --              --           (20,800)
                                                     ------        ------       ---------            ------

Net change in cash                                     (173)          (34)             --              (207)
Cash at beginning of period                            (535)        1,119              --               584
                                                     ------        ------       ---------            ------
Cash (overdraft) at end of period               $      (708)   $    1,085     $        --      $        377
                                                     ======        ======       =========            ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report. The terms "company," "we," "our," and "us" refer to Williams Scotsman, Inc. and its subsidiaries. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2002 under the headings "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in that report. See the Safe Harbor Statement at the beginning of this report.

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

     Depreciation of rental equipment. We depreciate rental equipment over its estimated useful life, after giving effect to an estimated salvage value. The useful life of our rental equipment is determined based on our estimate of the period over which the asset will generate revenue (generally 20 years), and the residual value (typically 50% of original cost) is determined based on our estimate of the minimum value we could realize from the asset after this period. The lives and residual values are subject to periodic evaluation and may be affected by, among other factors, changes in building codes, legislation, regulations, local permitting and internal factors which may include, but are not limited to, changes in equipment specifications or maintenance policies. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. See Note 3 for a description of a change in accounting estimate associated with certain classroom units.

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

     Goodwill and Intangible Impairment. We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. After adopting SFAS 142 in 2002, goodwill was determined not to be impaired. Future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

     Income   Taxes.   As  part  of  the  process  of  preparing  our  unaudited
consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our unaudited consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.


Results of Operations

   Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002.

     Revenues in the quarter ended March 31, 2003 were $100.7 million; a $19.2 million or 16.0% decrease from revenues of $119.9 million in the same period of 2002. The decrease resulted from a $7.7 million or 28.9% decrease in delivery and installation revenue and a $6.0 million or 29.2% decrease in new unit sales revenue. Leasing revenue also decreased $4.7 million or 8.1% from the same period in 2002. Decreases in delivery and installation and sales of new units revenues were primarily due to a large school project in the first quarter of 2002, which accounted for 64% of the decrease in new sales and delivery and installation revenues. The decrease in leasing revenue is the result of a 3% decrease in the average fleet utilization to 76%. Also, the average monthly rental rate decreased approximately 4% from $265 to $255 from the same period in 2002. The decrease in leasing revenue is attributable to the softening economic conditions, which impacted fleet utilization and the average monthly rental rate, as well as competitive pricing pressures. In addition, the impact of severe winter weather, particularly in the mid-Atlantic and northeastern parts of the United States, and the growing effect of state budget issues throughout the country have produced delays of projects and initiatives that affected our operating results for the first quarter of 2003.

     Gross profit for the quarter ended March 31, 2003 was $44.0 million, an $8.8 million or 16.7% decrease from the first quarter 2002 gross profit of $52.8 million. This decrease is primarily a result of a 14.6% decrease in leasing gross profit of $5.3 million, a 53.7% or $2.5 million decrease in delivery and installation gross profit, and a 24.4% or $.9 million decrease in new sale gross profit. The decrease in leasing gross profit is a result of a decrease in leasing margins from 61.8% in 2002 to 57.5% in 2003. This decrease in leasing gross profit, that resulted from the decrease in revenue described above, was partially offset by a $1.1 million improvement in cost of leasing as compared to the first quarter of 2002. Excluding depreciation and amortization, leasing margins increased .2% from 80.3% in 2002 to 80.5% in 2003. The decrease in new unit sales and delivery and installation gross profit dollars is the result of the non-recurrence of major classroom projects in the Northeast as well as weather related delays and softened economic conditions.

     Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2003 decreased by $1.9 million or 8.9% to $19.6 million from $21.5 million in the same period 2002. This was achieved by continuing our cost control initiatives, primarily reductions in personnel related costs.

     Interest expense decreased by $.5 million or 2.5% to $20.6 million in 2003 from the same period in 2002. This net decrease is the result of a $120.6 million or 21.8% decrease in the average credit facility debt over the same period of 2002, partially offset by an increase of 66 basis points in effective interest rates on our variable rate debt for the quarter and interest expense on the additional $150 million of senior notes issued in February 2002. The increase in rates on the variable bank debt is attributable to a 1.0% increase in rates under the current credit facility in comparison with the former bank loan, partially offset by decreases in market rates compared to 2002. The 2002 expense also included $1.6 million of deferred financing costs related to our former credit facility that was expensed in accordance with SFAS 145.

Liquidity and Capital Resources

     During the three months ended March 31, 2003 and 2002, our principal source of funds consisted of cash flow from operating activities of $29.6 million and $30.3 million, respectively. These were largely generated by the rental of units from our lease fleet and sales of new mobile office units. The majority of the cash generated from operations was used to reduce existing debt and to purchase additional fleet units.

     Our Adjusted EBITDA for the first quarter decreased by $5.3 million or 12.7% to $36.7 million in 2003 compared to $42.0 million for the same period in 2002. This decrease in Adjusted EBITDA is primarily the result of decreased leasing and delivery and installation gross profits described above, partially offset by decreased SG&A expenses. We believe that Adjusted EBITDA provides the best indication of our financial performance and provides the best measure of our ability to meet historical debt service requirements. We define Adjusted EBITDA as earnings before deducting interest, income taxes, depreciation, amortization, and noncash charges. Noncash charges for 2003 consists of noncash stock option compensation expense of approximately $11,000. In 2002, noncash charges were zero. We utilize Adjusted EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that Adjusted EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, Adjusted EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

     The table below reconciles Adjusted EBITDA to cash flow from operating activities, the most directly comparable GAAP measure (in thousands).

                                               Three Months      Three Months
                                             Ended March 31,     Ended March 31,
                                                   2003               2002
                                             --------------      --------------
Adjusted EBITDA                              $       36,690      $       42,004

Decrease in net receivables                          10,258               6,328
Decrease in accounts payable and
accrued expenses                                     (8,614)             (7,580)
Interest paid                                        (5,780)             (7,263)
Increase in other assets                             (4,240)               (939)
Increase (decrease) in other liabilities              2,194              (1,357)
Gain on sale of rental equipment                       (864)               (936)
                                             --------------       -------------

Cash flow from operating activities          $       29,644      $       30,257
                                             ==============       =============

     Cash flow used in investing activities was $10.3 million and $9.7 million for the three months ended March 31, 2003 and 2002, respectively. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.

     Cash used in financing activities of $19.2 million for the three months ended March 31, 2003 was used primarily for net repayments of debt under our revolving credit facility. Cash used in financing activities of $20.8 million for the three months ended March 31, 2002 was primarily for deferred financing fees incurred relating to the issuance of additional senior notes and the new credit facility agreement established in the first quarter of that year.

     In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facility. We believe we have sufficient liquidity under our revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.

     In light of continued economic challenges we have instigated a series of initiatives, including continued staff reductions, deferral of salary increases, elimination of our 401K match, implementation of general cost reductions, and intensified management of working capital. We are also evaluating opportunities to sell non core assets such as real estate and capital leases. These steps are geared toward improving the company's underlying profitability and performance.

     Availability under the credit agreement depends upon our continued compliance with certain covenants, including leverage and interest coverage ratios. We are currently in compliance with all financial covenants. The credit agreement, however, provides for a decrease in the maximum allowable leverage ratio from 5.80x currently to 5.60x at December 31, 2003.

Item 4. Controls and Procedures

(a)       Evaluation of disclosure controls and procedures.

          Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the date of filing of this quarterly report, that our disclosure controls and procedures are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


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


Item 5. Other Information.

     The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, but is filing this Quarterly Report on Form10-Q on a voluntary basis. Accordingly, it is not an "issuer" as defined in
Section 2(a)(7) of the Sarbanes-Oxley Act of 2002.

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

                                         WILLIAMS SCOTSMAN, INC.



                                         By:  /s/ Gerard E. Holthaus
                                            --------------------------
                                              Gerard E. Holthaus
                                              Chief Executive Officer


Dated: May 13, 2003

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WILLIAMS SCOTSMAN, INC.



                                         By: /s/ John C. Cantlin
                                             ------------------------
                                              John C. Cantlin
                                              Chief Financial Officer


Dated: May 13, 2003

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

                                     b) evaluated  the   effectiveness  of   the
                                        registrant's  disclosure  controls   and
                                        procedures as of a date within  90  days
                                        prior  to  the  filing  date   of   this
                                        quarterly  report   ( the  "Evaluation
                                        Date"); and

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


         /s/ Gerard E. Holthaus
        -----------------------
         Gerard E. Holthaus
         Chief Executive Officer

         May 13, 2003

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

                                     b) evaluated  the   effectiveness  of   the
                                        registrant's  disclosure  controls   and
                                        procedures as of a date within  90  days
                                        prior  to  the  filing  date   of   this
                                        quarterly  report   ( the  "Evaluation
                                        Date"); and

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

         May 13, 2003