Form 10-Q
period 2003-06-30
WILLIAMS SCOTSMAN INC
filed 2003-08-13
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


     The Registrant is a 100%-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of August 13, 2003, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                             WILLIAMS SCOTSMAN, INC.

                                      INDEX

                                    FORM 10-Q


PART I  -  FINANCIAL  INFORMATION                                      Page
                                                                       ----

         Safe Harbor Statement                                           1

         Item 1.  Unaudited Financial Statements


         Consolidated Balance Sheets at June 30, 2003                    2
         and December 31, 2002

         Consolidated Statements of Operations for the three             3
         and six months ended June 30, 2003 and 2002

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2003 and 2002                         4

         Notes to Consolidated Financial Statements                      5


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          12


         Item 4.  Controls and Procedures                                17




PART II  -  OTHER  INFORMATION



         Item 5.  Other Information                                      18

         Item 6.  Exhibits and Reports on Form 8-K                       18

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q for the quarter ended June 30, 2003 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                   PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.
                              WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets
                                          (Unaudited)

                                                                    June 30,
                                                                      2003            December 31,
                                                                   (Unaudited)            2002
                                                                   -----------        ------------
Assets                                                                     (In thousands)


Cash                                                             $       1,529       $        427
Trade accounts receivable, net of allowance for doubtful
     accounts of $1,050 in 2003 and $1,071 in 2002                      55,412             63,965
Prepaid expenses and other current assets                               26,925             24,883
Rental equipment, net of accumulated depreciation of
     $225,612 in 2003 and $207,538 in 2002                             851,117            850,087
Property and equipment, net                                             80,721             80,249
Deferred financing costs, net                                           21,446             23,616
Goodwill, net                                                          169,700            168,931
Other intangible assets, net                                             2,892              3,238
Other assets                                                             9,046             14,369
                                                                     ---------          ---------
                                                                    $1,218,788         $1,229,765
                                                                     =========          =========

Liabilities and stockholder's equity

Accounts payable                                                   $    35,699        $    23,257
Accrued expenses                                                        26,047             29,146
Rents billed in advance                                                 19,407             18,773
Revolving credit facility                                              167,021            197,691
Long-term debt                                                         785,632            786,654
Deferred income taxes                                                  161,022            160,451
                                                                     ---------          ---------

      Total liabilities                                              1,194,828          1,215,972
                                                                     ---------          ---------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                       33                 33
   Additional paid-in capital                                          133,307            131,602
   Cumulative foreign currency translation adjustment                    6,215             (1,386)
   Retained deficit                                                   (115,595)          (116,456)
                                                                     ----------        ----------

      Total stockholder's equity                                        23,960             13,793
                                                                     ---------         ----------

                                                                    $1,218,788         $1,229,765
                                                                     =========          =========


See accompanying notes to consolidated financial statements.



                                                  WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                                   Consolidated Statements of Operations
                                              Three and six months ended June 30, 2003 and 2002
                                                                   (Unaudited)

                                                                   Three months ended                   Six months ended
                                                                        June 30,                            June 30,
                                                               -----------------------               --------------------
                                                                2003            2002                  2003          2002
                                                                ----            ----                  ----          ----
                                                                    (In thousands except share and per share amounts)
Revenues

Leasing                                                        $ 53,560       $ 57,447              $107,034      $115,643
Sales:
     New units                                                   18,027         20,582                32,677        41,265
     Rental equipment                                             5,236          5,518                 9,653        10,179
Delivery and installation                                        21,374         22,495                40,302        49,104
Other                                                             9,631         10,055                18,868        19,773
                                                                -------        -------               -------       -------
         Total revenues                                         107,828        116,097               208,534       235,964
                                                                -------        -------               -------       -------
Costs of sales and services
Leasing:
     Depreciation and amortization                               12,667         10,973                24,990        21,696
     Other direct leasing costs                                  11,432         12,053                21,861        23,541
Sales:
     New units                                                   15,274         17,295                27,196        34,371
     Rental equipment                                             4,223          4,213                 7,776         7,938
Delivery and installation                                        18,024         18,174                34,823        40,180
Other                                                             1,852          1,963                 3,574         4,024
                                                                 ------         ------               -------       -------
         Total costs of sales and services                       63,472         64,671               120,220       131,750
                                                                 ------         ------               -------       -------

                Gross profit                                     44,356         51,426                88,314       104,214
                                                                 ------         ------                ------       -------

Selling, general and administrative expenses                     19,356         22,443                38,958        43,950
Other depreciation and amortization                               3,574          3,316                 6,959         6,650
Interest, including amortization of deferred
     financing costs                                             20,259         21,361                40,906        42,532
                                                                 ------         ------                ------        ------
                Total operating expenses                         43,189         47,120                86,823        93,132
                                                                 ------         ------                ------        ------

                 Income before income taxes                       1,167          4,306                 1,491        11,082
Income tax expense                                                  466          1,410                   596         4,459
                                                                    ---          -----                   ---         -----

                 Net Income                                    $    701       $  2,896              $    895      $  6,623
                                                                    ===          =====                   ===         =====

Earnings per common share                                      $   0.21       $   0.87              $   0.27      $   1.99
                                                                   ====           ====                  ====          ====
Dividends per common share                                     $   0.01       $   0.01              $   0.01      $   0.03
                                                                   ====           ====                  ====          ====

Weighted average shares outstanding                           3,320,000      3,320,000             3,320,000     3,320,000
                                                              =========      =========             =========     =========

See accompanying notes to consolidated financial statements.



                                WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                 Six months ended June 30, 2003 and 2002
                                             (Unaudited)

                                                                                2003              2002
                                                                                ----              ----
                                                                                    (In thousands)
Cash flows from operating activities
    Net income                                                             $       895      $     6,623
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                    34,896           33,227
               Provision for bad debts                                           1,060            1,819
               Deferred income tax expense                                         501            4,345
               Non-cash stock option compensation expense                        1,705            2,610
               Gain on sale of rental equipment                                 (1,877)          (2,241)
               Decrease in trade accounts receivable                             8,246            3,468
               Increase (decrease) in accounts payable
                 and accrued expenses                                            9,145           (1,030)
               Other                                                             1,827           (3,293)
                                                                                ------           ------
                    Net cash provided by operating activities                   56,398           45,528
                                                                                ------           ------

Cash flows from investing activities
    Rental equipment additions                                                 (24,974)         (24,077)
    Proceeds from sales of rental equipment                                      9,653           10,179
    Purchases of property and equipment, net                                    (4,417)          (6,890)
    Increase in goodwill                                                          (538)              --
    Net assets of business acquired                                             (2,681)              --
                                                                                ------           ------
                    Net cash used in investing activities                      (22,957)         (20,788)
                                                                                ------           ------

Cash flows from financing activities
    Proceeds from debt                                                         189,218          874,949
    Repayment of debt                                                         (221,088)        (878,753)
    Increase in deferred financing costs                                          (777)         (21,080)
    Amortization of bond discount                                                  178              149
    Payment of dividends                                                           (34)            (111)
                                                                                ------           ------
               Net cash used in financing activities                           (32,503)         (24,846)

               Net effect of change in exchange rates                              164               80
                                                                                   ---               --
               Net increase (decrease) in cash                                   1,102              (26)

Cash at beginning of period                                                        427              584
                                                                                   ---              ---

Cash at end of period                                                      $     1,529      $       558
                                                                                 =====              ===
Supplemental cash flow information:
    Cash paid for income taxes                                             $       544      $       432
                                                                                   ===              ===
    Cash paid for interest                                                 $    38,005      $    37,559
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


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Williams Scotsman, Inc. (the Company) is a 100% owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include its 100% owned subsidiaries, Willscot Equipment, LLC (Willscot), and Williams Scotsman of Canada, Inc. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. These 100% owned subsidiaries are guarantors of the Company's credit facility. The Company's 9.875% senior notes due 2007 are fully and unconditionally guaranteed on a senior unsecured basis by the Company's 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the senior notes on a subordinated basis.

     The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation.

(2)  FINANCIAL STATEMENTS

     The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2003 , the consolidated statements of operations for the six and three months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results expected for the full year.

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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(3)  SALE OF FINANCE LEASES

     On June 27, 2003, the Company completed the sale of a portion of its finance lease portfolio at approximately book value. The total purchase price was $4.6 million and the net proceeds from sale were used to pay down borrowings under the Company's revolving credit facility. The leases sold, which were deemed not to be a part of the Company's core business, will continue to be serviced by the Company on behalf of the buyer.


(4)  CHANGE IN ACCOUNTING ESTIMATE

     In October 2002, the Company changed its estimated residual value from 50% of capitalized costs to $1 for certain classroom units. Additionally, the remaining estimated useful life for a portion of these units was reduced to 45 months. The effect of this change in estimate is an increase in depreciation expense of approximately $600 and $1,200 and a decrease in net income of $350 and $705 or $.11 and $.21 per share, for the three and six month periods ended June 30, 2003, respectively.


(5)  STOCK BASED COMPENSATION EXPENSE

     Pro forma information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," has been determined as if the Company had accounted for its employee stock options under the minimum value method of that Statement. The minimum value for these options was estimated at the date of grant by calculating the excess of the fair value of the stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk free rate, over the expected exercise life of the option. The following weighted average assumptions were used: risk-free interest rate of 2.3% and 3.8% for 2003 and 2002, respectively, weighted average expected life of the options of 5 years; and no dividends. In addition to the pro forma expense on options granted, certain options were modified during the three and six month periods ended June 30, 2003. In determining the pro forma expense related to these modified options, the Company used the following assumptions: risk free interest rates of 2.3%, expected life of options of 3 to 5 years, and no dividends.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(5)  STOCK BASED COMPENSATION EXPENSE (continued)

     For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current period are not necessarily representative of the effects on pro forma net income for future periods. The Company's pro forma information follows:


                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           2003       2002      2003       2002
                                           ----       ----      ----       ----
     As Reported:
     Noncash stock option
       compensation expense, gross        $ 1,694   $2,610    $1,705     $2,610
     Net Income                               701    2,896       895      6,623
     Earnings Per Share                   $  0.21   $ 0.87    $ 0.27     $ 1.99

     Pro forma Results
     Noncash  stock option
       compensation expense, gross        $    68   $  127    $  104     $  156
     Net income                             1,675    4,417     1,854      8,126
     Pro forma earnings per share         $  0.50   $ 1.33    $ 0.56     $ 2.45




(6)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Under SFAS No. 142 goodwill and certain identified intangibles with indefinite lives are no longer amortized, rather they are subject to annual impairment tests. The Company performed the required annual test during the fourth quarter of 2002 and determined that goodwill was not impaired. Amortization expense for the six months ended June 30, 2003 was $.4 million, which represents the amortization related to the identified intangible assets still required to be amortized under SFAS No. 142. These include covenants not to compete and customer base, which are being amortized on a straight line basis over periods of 24 to 228 months. Amortization expense relating to these identified intangibles for each of the next five years is as follows:

                                2003      $713
                                2004       559
                                2005       548
                                2006       215
                                2007       142

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(6)  GOODWILL AND OTHER INTANGIBLE ASSETS (continued)


The following schedules detail the total amount of goodwill and other intangible assets for the periods ended June 30, 2003 and December 31, 2002.


                ------- June 30, 2003 ------   ------ December 31, 2002------
                Gross                    Net      Gross                    Net
              Carrying  Accumulated     Book    Carrying   Accumulated    Book
               Amount   Amortization   Value      Amount   Amortization  Value
              -------   ------------   -----     -------   ------------  -----
 Goodwill     $185,287     $15,587  $169,700   $184,518     $15,587   $168,931


 Intangible
 assets with
 finite lives
 ------------

 Non-
 compete
 agreements   $  3,492     $ 2,135  $  1,357     $3,445     $ 1,795   $  1,650
 Customer
 base            2,000         465     1,535      2,000         412      1,588
                 -----        ----     -----      -----       -----      -----
              $  5,492     $ 2,600  $  2,892     $5,445      $2,207   $  3,238
                 =====       =====     =====      =====       =====      =====



(7)  COMPREHENSIVE INCOME

Total comprehensive income was $8,496 and $8,118 for the six months ended June 30, 2003 and 2002, respectively, and $5,167 and $4,473 for the three months ended June 30, 2003 and 2002, respectively which includes net income and the change in the foreign currency translation adjustment. The change in foreign currency translation is determined by the volatility of the current exchange rate at the time of reporting. (For further discussion of foreign currency translation, see Critical Accounting Policies and Estimates.) A summary of the components of comprehensive income for the three and six months ended June 30, 2003 and 2002 is presented below.


                        Three Months Ended June 30,    Six Months Ended June 30,
                        --------------------------     ------------------------
                           2003               2002     2003                2002
                           ----               ----     ----                ----
 Net income               $ 701             $2,896    $ 895              $6,623
 Change in currency
   translation            4,466              1,577    7,601               1,495
                          -----              -----    -----               -----
 Comprehensive income    $5,167             $4,473   $8,496              $8,118
                          =====              =====    =====               =====




                                               WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                       Notes to Consolidated Financial Statements (Continued)


(8)  EARNINGS AND DIVIDENDS PER SHARE

     Earnings per common share is computed by dividing net income by  the weighted average number of common shares outstanding  during  the  periods. Dividends per common  share is computed by dividing  dividends paid by the weighted average number of common shares outstanding during the  periods.


(9)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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


                                                                            As of June 30, 2003
                                                                            -------------------
                                                                       Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                          -------     ------------   ------------     ------------
     Balance Sheet
      Assets:

         Rental equipment, at cost                     $  319,622     $    757,107   $           -   $   1,076,729
         Less accumulated depreciation                     66,222          159,390               -         225,612
                                                          -------          -------     -----------    ------------
         Net rental equipment                             253,400          597,717               -         851,117

         Property and equipment, net                       79,614            1,107               -          80,721
         Investment in subsidiaries                       551,621                -        (551,621)              -
         Other assets                                     314,454           10,612         (38,116)        286,950
                                                        ---------          -------     -----------       ---------
      Total assets                                     $1,199,089     $    609,436    $   (589,737)  $   1,218,788
                                                        =========          =======     ===========       =========

      Liabilities:
         Accounts payable and accrued expenses         $   57,922     $      3,824    $          -   $      61,746
         Debt                                             952,653                -               -         952,653
         Other liabilities                                180,429           38,116         (38,116)        180,429
                                                        ---------          -------          ------       ---------
         Total liabilities                              1,191,004           41,940         (38,116)      1,194,828
                                                        ---------          -------         -------       ---------
       Equity :                                             8,085          567,496        (551,621)         23,960
                                                        ---------          -------         -------       ---------
       Total liabilities and stockholder's equity      $1,199,089     $    609,436    $   (589,737)   $  1,218,788
                                                        =========          =======     ===========       =========


                                                                   9



                                                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                           Notes to Consolidated Financial Statements (Continued)


(9) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (Continued)



                                                                        As of December 31, 2002
                                                                        -----------------------
                                                                       Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                          -------     ------------   ------------     ------------
Balance Sheet
 Assets:

    Rental equipment, at cost                            $  322,546   $    735,079   $          -    $  1,057,625
    Less accumulated depreciation                            68,061        139,477              -         207,538
                                                            -------       --------        -------       ---------
    Net rental equipment                                    254,485        595,602              -         850,087

    Property and equipment, net                              79,293            956              -          80,249
    Investment in subsidiaries                              560,576              -       (560,576)              -
    Other assets                                            328,291          8,519        (37,381)        299,429
                                                          ---------        -------        -------         -------
   Total assets                                          $1,222,645   $    605,077   $   (597,957)    $ 1,229,765
                                                          =========        =======        =======       =========

 Liabilities:
    Accounts payable and accrued expenses                $   51,080   $      1,323   $          -     $    52,403
    Debt                                                    984,345              -              -         984,345
    Other liabilities                                       179,224         37,381        (37,381)        179,224
                                                          ---------         ------         ------       ---------
   Total liabilities                                      1,214,649         38,704        (37,381)      1,215,972
                                                          ---------        -------        -------       ---------
 Equity:                                                      7,996        566,373       (560,576)         13,793
                                                          ---------        -------        -------       ---------
   Total liabilities and stockholder's equity          $  1,222,645   $    605,077   $   (597,957)    $ 1,229,765
                                                          =========        =======        =======       =========



                                                                    For the 6 Months Ended June 30, 2003
                                                                    ------------------------------------
                                                                       Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                          ------      ------------   ------------     ------------
Results of Operations
Total revenues                                         $    197,550   $     46,187   $    (35,203)    $   208,534

Gross profit                                                 84,051         26,677        (22,414)         88,314

Other expenses                                               85,632         24,201        (22,414)         87,419

Net (loss) income                                      $     (1,581)  $      2,476   $          -     $       895





                                                                   10



                                                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                            Notes to Consolidated Financial Statements (Continued)


(9) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)


                                                                    For the 6 Months Ended June 30, 2002
                                                                    ------------------------------------
                                                                       Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                          -------     ------------   ------------     ------------
Results of Operations

Total revenues                                          $ 227,409    $      45,635   $    (37,080)   $     235,964


Gross profit                                              101,340           27,107        (24,233)         104,214

Other expenses                                             96,348           25,476        (24,233)          97,591

Net income                                              $   4,992    $       1,631   $          -    $       6,623



                                                                    For the 6 Months Ended June 30, 2003
                                                                    ------------------------------------
                                                                       Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                          -------     ------------   ------------     ------------

Cash Flows
Cash provided by operating activities                  $  38,079      $     18,319   $          -    $      56,398

Cash used in investing activities                         (4,592)          (18,365)             -          (22,957)

Cash used in financing activities                        (32,503)                -              -          (32,503)
Effect of change in translation rates                          -               164              -              164
                                                          ------             -----   ------------    -------------
Net change in cash                                           984               118              -            1,102
Cash (overdraft) at beginning of period                     (622)            1,049              -              427
                                                          ------             -----   ------------    -------------
Cash at end of period                                  $     362     $       1,167   $          -    $       1,529
                                                          ======             =====   ============    =============


                                                                      For the 6 Months Ended June 30, 2002
                                                                      ------------------------------------
                                                                        Guarantor
                                                          Parent      Subsidiaries   Eliminations    Consolidated
                                                          ------      ------------   ------------    ------------
Cash Flows
Cash provided by operating activities                  $  29,150     $      16,378   $          -    $     45,528

Cash used in investing activities                         (4,434)          (16,354)             -         (20,788)

Cash used in financing activities                        (24,846)                -              -         (24,846)
Effect of change in translation rates                          -                80              -              80
                                                          ------            ------   ------------    ------------

Net change in cash                                          (130)              104              -             (26)
Cash (overdraft) at beginning of period                     (535)            1,119              -             584
                                                         -------             -----   ------------   -------------
Cash (overdraft) at end of period                      $    (665)     $      1,223   $          -   $         558
                                                         =======             =====   ============   =============


                                                                   11

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

     Depreciation of rental equipment. We depreciate rental equipment over its estimated useful life, after giving effect to an estimated salvage value. The useful life of our rental equipment is determined based on our estimate of the period over which the asset will generate revenue (generally 20 years), and the residual value (typically 50% of original cost) is determined based on our estimate of the minimum value we could realize from the asset after this period. The lives and residual values are subject to periodic evaluation and may be affected by, among other factors, changes in building codes, legislation, regulations, local permitting and internal factors which may include, but are not limited to, changes in equipment specifications or maintenance policies. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. See Note 4 for a description of a change in accounting estimate associated with certain classroom units.

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


     Foreign Currency Translation. We use the exchange rate effective at the close of business on the reporting date to translate our foreign subsidiary's balance sheet and an average rate for the reporting period to translate the results of operations. The cumulative effect of changes in exchange rates is recognized in a separate line in the equity section of the balance sheet.


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

Results of Operations

   Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002.


     Revenues in the quarter ended June 30, 2003 were $107.8 million; an $8.3 million or 7.1% decrease from revenues of $116.1 million in the same period of 2002. The decrease resulted from a $3.9 million or 6.8% decrease in leasing revenue, a $2.6 million or 12.4% decrease in new units sales, and an $1.1 million or 5.0% decrease in delivery and installation revenue from the same period in 2002. The decrease in leasing revenue is attributable to the continued soft economic conditions, which impacted fleet utilization, as well as competitive pricing pressures. Average fleet utilization decreased 2% to 76%, and the average monthly rental rate decreased approximately 5% from $264 to $251 from the same period in 2002. Decreases in delivery and installation and new unit sales revenue were primarily due to the continued soft economic conditions. In addition, the impact of severe weather, particularly in the mid-Atlantic and northeastern parts of the United States, and the growing effect of state budget issues in certain parts of the country have produced some delays of projects and initiatives that affected the Company's operating results for the second quarter.

     Gross profit for the quarter ended June 30, 2003 was $44.4 million, a $7.1 million or 13.7% decrease from the second quarter 2002 gross profit of $51.4 million. This decrease is primarily a result of a 14.4% decrease in leasing gross profit of $5.0 million, a 22.5% or $1.0 million decrease in delivery and installation gross profit, and a 16.2% or $.5 million decrease in new unit sales gross profit. The leasing gross profit decrease was partially offset by cost control initiatives implemented during 2003, which resulted in a $.6 million improvement in cost of leasing as compared to the second quarter of 2002. Excluding depreciation and amortization, leasing margins remained relatively flat at approximately 79%. The decrease in new unit sales and delivery and installation gross profit dollars is the result of the decrease in revenues described above. Delivery and installation gross profit was also impacted by redeployment costs incurred during the quarter.

     Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2003 decreased by $3.1 million or 13.8% to $19.4 million from $22.4 million in the same period 2002. This was achieved by continuing our cost control initiatives, primarily reductions in personnel related costs, as well as a $.9 million reduction in stock option compensation expense for the quarter.

     Interest expense decreased by $1.1 million or 5.2% to $20.3 million in 2003 from the same period in 2002. This net decrease is the result of a $54.1 million or 11.6% decrease in the average credit facility debt over the same period of 2002, and a decrease of 26 basis points in effective interest rates on our variable rate debt for the quarter.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002.

     Revenues in the six months ended June 30, 2003 were $208.5 million, a $27.4 million or 11.6% decrease from revenues of $236.0 million in the same period of 2002. The decrease resulted from an $8.8 million or 17.9% decrease in delivery and installation revenue, an $8.6 million or 20.8% decrease in sales of new units, and an $8.6 million or 7.4% decrease in leasing revenue. The decrease in leasing revenue is attributable to the continued soft economic conditions, which impacted fleet utilization, as well as competitive pricing pressures. Average fleet utilization decreased 2% to 76%, and the average monthly rental rate decreased approximately 4% from $264 to $253 from the same period in 2002. The decreases in delivery and installation and new unit sales revenues were primarily due to a large school project in 2002, which accounted for 44% of the decrease in these revenues over the same period in 2002. In addition, the impact of severe weather, particularly in the mid-Atlantic and northeastern parts of the United States, and the growing effect of state budget issues in certain parts of the country have produced some delays of projects and initiatives that affected the Company's operating results for the first half of 2003.

     Gross profit for the six months ended June 30, 2003 was $88.3 million, a $15.9 million or 15.3% decrease from the same period of 2002 of $104.2 million. This decrease is primarily a result of a 14.5% decrease in leasing gross profit of $10.2 million, a 38.6% or $3.4 million decrease in delivery and installation gross profit, and a 20.5% or $1.4 million decrease in sales of new units. The decrease in leasing gross profit is a result of the decrease in leasing revenue described above, partially offset by cost control initiatives implemented in 2003, which resulted in an $1.7 million improvement in cost of leasing as compared to the same period for 2002. Consequently, leasing margins, excluding depreciation and amortization, remained flat for the same periods in 2003 and 2002. The decrease in new unit sales and delivery and installation gross profit dollars is the result of the non-recurrence of major classroom projects in the Northeast as well as weather related delays, redeployment costs and continued soft economic conditions.

     SG&A expenses for the six months ended June 30, 2003 were $39.0 million, an approximate $5.0 million or 11.4% decrease from SG&A expenses of $43.9 million for the first six months of 2002. This was achieved by continuing our cost control initiatives, primarily reductions in personnel related costs, as well as a $.9 million reduction in stock option compensation expense for the first half of 2003.

     Interest expense decreased by $1.6 million or 3.8% to $40.9 million for the six months ended June 30, 2003 from $42.5 million in the same period in 2002. This decrease is the result of (a) $1.6 million of deferred financing costs related to our former credit facility that was expensed in accordance with SFAS 145 in 2002, and (b) an $87.1 million or 17.1% decrease in the average credit facility debt over the six month period ended June 30, 2003 as compared to the same period of 2002, partially offset by an increase of approximately 23 basis points in effective interest rates on our variable rate debt for the six months ended June 30, 2003 and the interest expense on the additional $150 million of senior notes issued in February 2002.


Liquidity and Capital Resources

     During the six months ended June 30, 2003 and 2002, our principal source of funds consisted of cash flow from operating activities of $56.4 million and $45.5 million, respectively. These were largely generated by the rental of units from our lease fleet and sales of new mobile office units. The majority of the cash generated from operations was used to reduce existing debt.

     Our Adjusted EBITDA for the six months ended June 30, 2003 decreased by $8.5 million or 10.1% to $76.1 million in 2003 compared to $84.6 million for the same period in 2002. This decrease in Adjusted EBITDA is primarily the result of decreased leasing and delivery and installation gross profits described above, partially offset by decreased SG&A expenses. We believe that Adjusted EBITDA provides the best measure of our ability to meet historical debt service requirements. It is also used in determining our compliance with certain financial ratios required by our credit agreement. Adjusted EBITDA is defined as earnings before deducting interest, income taxes, depreciation, amortization, and noncash charges. Noncash charges for the first six months of 2003 and 2002 consist of noncash stock option compensation expense of approximately $1.7 million and $2.6 million, respectively. We utilize Adjusted EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that Adjusted EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, Adjusted EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.



The table below reconciles Adjusted EBITDA to cash flow from operating activities, the most directly comparable
GAAP measure (in thousands).

                                        Six Months Ended         Six Months Ended              Twelve Months
                                          June 30, 2003             June 30, 2002           Ended June 30, 2003
                                          -------------             -------------           -------------------

Adjusted EBITDA                              $76,051                    $84,570                  $164,704
Decrease in net receivables                    9,306                      5,287                    14,453
Increase (decrease) in accounts
payable and accrued expenses                   9,191                       (945)                   11,605
Interest paid                                (38,005)                   (37,559)                  (77,190)
Decrease in other assets                       2,461                      2,499                     3,393
Increase in other liabilities                   (729)                    (6,083)                   (1,669)
Gain on sale of rental equipment              (1,877)                    (2,241)                   (5,462)
                                               -----                      -----                     -----
Cash flow from operating activities          $56,398                    $45,528                  $109,834
                                              ======                     ======                   =======


     Cash flow used in investing  activities was $23.0 million and $20.8  million  for  the  six  months  ended
June  30,  2003  and  2002,  respectively.  Our   primary  capital  expenditures   are  for  the  discretionary
purchase of new units for the lease fleet and  units purchased  through  acquisitions.   We  seek  to  maintain
our lease fleet in good  condition at all times and  generally  increase the  size  of  our  lease  fleet  only in those local or regional  markets  experiencing  economic growth and established unit demand.

     Cash used in financing activities of $32.5 million  for  the  six  months  ended  June 30, 2003  was  used primarily for net repayments of debt under our revolving credit facility. Cash  used  in  financing  activities of $24.8 million for the six months  ended June 30,  2002  was  used  primarily  for  deferred  financing  fees incurred relating to the issuance of additional 9.875% senior notes and the  new  credit  facility  established in the first quarter of that year.


     In light of continued economic challenges we have implemented a  series  of  initiatives,  including staff reductions, deferral of  salary  increases, elimination of our matching  of  employee  contributions  to  their
401(k) accounts, general cost reductions, and intensified  management of  working  capital.  During  the second
quarter,  we also sold $4.6 million of finance  leases.  (See Note 3  Sale  of Finance  Leases.)   These  steps
are geared toward  improving the company's underlying liquidity, profitability, and performance.

     Availability under our credit agreement depends upon our  continued  compliance  with  certain  covenants,
including,  leverage, interest coverage, and utilization ratios. We  are  currently  in   compliance  with  all
financial  covenants.  For  the  twelve   month   period   ended  June  30,  2003,  our  actual  leverage   and
interest  coverage  ratios  were  5.75  and  2.12,  respectively,  as  compared  to  covenant  requirements  of
5.80 and 2.0,  respectively.  The leverage  ratio was calculated  using  Adjusted  EBITDA  of  $165,735,  which includes $1,031 relating to entities we acquired during the calculation  period (as is  required  in  computing the  leverage  ratio under the credit  agreement),  for the twelve  month period ended June 30,  2003  and  the consolidated debt balance of $952,653.  The interest  coverage  ratio  was  calculated  using  Adjusted  EBITDA of $164,704 for the twelve month period ended June 30, 2003 and interest expense  of  $77,747,  which  excludes deferred financing cost amortization  of  $5,837.  We  have  requested  amendments to  the  leverage,  interest
coverage,  and utilization ratio requirements to  improve  our  liquidity  under   the  credit   agreement.  We
anticipate  that our banks will approve our request for  amendment in  the  third  quarter.  Additionally,   we
are exploring  refinancing   options  to  reduce  the  outstanding  borrowings  and/or  commitments  under  our
credit  facility.   We  expect  this  refinancing,  if successful, to be completed during  the  third  quarter.

                                                       16

As a result of the amendments to our financial covenants and the changes to our debt structure, we believe that we will have sufficient liquidity under our revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.


Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


(b)  Changes in Internal Controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.


     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II - OTHER INFORMATION


Item 5.  Other Information.

         The Company is not required to file reports with the Securities and Exchange Commission pursuant to Section 13(a) or 15d of the Securities Exchange Act of 1934, as amended, but is filing this Quarterly Report on Form10-Q on a voluntary basis. Accordingly, it is not an "issuer" as defined in Section 2(a)(7) of the Sarbanes-Oxley Act of 2002.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

        (31.1)The Certification of Gerard E. Holthaus, required by Rule 13a
              -14(a)(17 CFR 240.13a-14(a)) or Rule 15d-14(a)(17 CFR
              240.15d-14(a)).

        (31.2)The Certification of John C. Cantlin, required by Rule 13a-14(a)
             (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).


   (b)   Reports on Form 8-K.

         On May 1, 2003, the Company furnished a Form 8-K relating to the press release announcing its results of operations for the three months ended March 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WILLIAMS SCOTSMAN, INC.



                                                 By:/s/ Gerard E. Holthaus
                                                        ------------------
                                                        Gerard E. Holthaus
                                                        Chief Executive Officer



Dated: August 13, 2003
                                                 By:/s/ John C. Cantlin
                                                        ---------------
                                                        John C. Cantlin
                                                        Chief Financial Officer



Dated: August 13, 2003

Exhibit (31.1)

                                  CERTIFICATION
         I, Gerard E. Holthaus, Chief Executive Officer, certify, that:

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

                           (4) The registrant's other certifying officers and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

                                     a)  Designed such disclosure controls and
                                         procedures or caused such disclosure
                                         controls and procedures to be designed
                                         under our supervision, to ensure that
                                         material information relating to the
                                         registrant, including its consolidated
                                         subsidiaries, is made known to us by
                                         others within those entities,
                                         particularly during the period in which
                                         this quarterly report is being
                                         prepared;

                                     b)  Evaluated the effectiveness of the
                                         registrant's disclosure controls and
                                         procedures and presented in this report
                                         our conclusions about the effectiveness
                                         of the disclosure controls and
                                         procedures, as of the end of the period
                                         covered by this quarterly report based
                                         on such evaluation; and

                                     c) Disclosed in this quarterly report any
                                        change in the registrant's internal
                                        control over financial reporting that
                                        occurred during the registrant's most
                                        recent fiscal quarter that has
                                        materially affected, or is reasonably
                                        likely to materially affect, the
                                        registrant's internal control over
                                        financial reporting;

                           (5) The registrant's other certifying officers and I
                               have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                     a) All significant deficiencies and
                                        material weaknesses in the design or
                                        operation of internal control over
                                        financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                     b) Any fraud, whether or not material, that
                                        involves management or other employees
                                        who have a significant role in the
                                        registrant's internal controls over
                                        financial reporting.



         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer


         August 13, 2003

Exhibit (31.2)


                                  CERTIFICATION
         I, John C. Cantlin, Chief Financial Officer, certify, that:

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

                           (4) The registrant's other certifying officers and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                                     a)  Designed such disclosure controls and
                                         procedures or caused such disclosure
                                         controls and procedures to be designed
                                         under our supervision, to ensure that
                                         material information relating to the
                                         registrant, including its consolidated
                                         subsidiaries, is made known to us by
                                         others within those entities,
                                         particularly during the period in which
                                         this quarterly report is being
                                         prepared;

                                     b)  Evaluated the effectiveness of the
                                         registrant's disclosure controls and
                                         procedures and presented in this report
                                         our conclusions about the effectiveness
                                         of the disclosure controls and
                                         procedures, as of the end of the period
                                         covered by this quarterly report based
                                         on such evaluation; and

                                     c)  Disclosed in this quarterly report any
                                         change in the registrant's internal
                                         control over financial reporting that
                                         occurred during the registrant's most
                                         recent fiscal quarter that has
                                         materially affected, or is reasonably
                                         likely to materially affect, the
                                         registrant's internal control over
                                         financial reporting;

                           (5) The registrant's other certifying officers and I
                               have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                     a) All significant deficiencies and
                                        material weaknesses in the design or
                                        operation of internal control over
                                        financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                     b) Any fraud, whether or not material, that
                                        involves management or other employees
                                        who have a significant role in the
                                        registrant's internal controls over
                                        financial reporting.
         /s/ John C. Cantlin
         -------------------
         John C. Cantlin
         Chief Financial Officer






         August 13, 2003