Form 10-Q
period 2003-09-30
WILLIAMS SCOTSMAN INC
filed 2003-11-12
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     [x] THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

     The Registrant is a 100%-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of November 12, 2003, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                             WILLIAMS SCOTSMAN, INC.

                                      INDEX

                                    FORM 10-Q


                                                                            Page

         Safe Harbor Statement                                                1

PART I  -  FINANCIAL  INFORMATION
         Item 1.  Unaudited Financial Statements

         Consolidated Balance Sheets at September 30, 2003                    2
         and December 31, 2002

         Consolidated Statements of Operations for the three                  3
         and nine months ended September 30, 2003 and 2002

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2003 and 2002                        4

         Notes to Consolidated Financial Statements                           5


         Item 2.  Management's Discussion and Analysis of                     13
                    Financial Condition and Results of Operations



         Item 4. Controls and Procedures                                      19






PART II  -  OTHER  INFORMATION




         Item 6.  Exhibits and Reports on Form 8-K                            20

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this Form 10-Q for the quarter ended September 30, 2003 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                               PART I - FINANCIAL INFORMATION
Item 1.                       Unaudited Financial Statements.
                         WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets
                                       (Unaudited)

                                                                September 30,
                                                                    2003            December 31,
                                                                 (Unaudited)           2002
                                                                 -----------        -----------
Assets                                                                   (In thousands)

Cash                                                             $       396       $        427
Trade accounts receivable, net of allowance for doubtful
     accounts of $951 in 2003 and $1,071 in 2002                      54,028             63,965
Prepaid expenses and other current assets                             34,319             24,883
Rental equipment, net of accumulated depreciation of
      $232,034 in 2003 and $207,538 in 2002                          847,691            850,087
Property and equipment, net                                           80,992             80,249
Deferred financing costs, net                                         24,344             23,616
Goodwill, net                                                        169,818            168,931
Other intangible assets, net                                           2,711              3,238
Other assets                                                          10,842             14,369
                                                                   ---------          ---------
                                                                  $1,225,141         $1,229,765
                                                                   =========          =========

Liabilities and stockholder's equity

Accounts payable                                                  $   25,504         $   23,257
Accrued expenses                                                      19,338             20,920
Accrued interest                                                      21,824              8,226
Rents billed in advance                                               19,179             18,773
Revolving credit facility                                             47,300            197,691
Long-term debt                                                       907,680            786,654
Deferred income taxes                                                160,849            160,451
                                                                  ----------         ----------

      Total liabilities                                            1,201,674          1,215,972
                                                                   ---------          ---------

Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                     33                 33
   Additional paid-in capital                                        133,307            131,602
   Cumulative foreign currency translation adjustment                  5,993             (1,386)
   Retained deficit                                                 (115,866)          (116,456)
                                                                   ----------        ----------

      Total stockholder's equity                                      23,467             13,793
                                                                   ---------         ----------

                                                                  $1,225,141         $1,229,765
                                                                   =========          =========


See accompanying notes to consolidated financial statements.



                                          WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Operations
                                     Three and nine months ended September 30, 2003 and 2002
                                                        (Unaudited)

                                                                 Three months ended                  Nine months ended
                                                                    September 30,                       September 30,
                                                                ----------------------              --------------------
                                                                2003            2002                  2003          2002
                                                                ----            ----                  ----          ----
                                                                    (In thousands except share and per share amounts)
Revenues
Leasing                                                        $ 53,501       $ 56,075              $160,535      $171,718
Sales:
     New units                                                   20,052         31,902                52,729        73,167
     Rental equipment                                             5,037          8,391                14,690        18,570
Delivery and installation                                        27,903         28,538                68,205        77,642
Other                                                            10,845         12,376                29,713        32,149
                                                                -------        -------               -------       -------
         Total revenues                                         117,338        137,282               325,872       373,246
                                                                -------        -------               -------       -------
Costs of sales and services
Leasing:
     Depreciation and amortization                               11,736         11,700                36,726        33,396
     Other direct leasing costs                                  13,200         12,209                35,061        35,750
Sales:
     New units                                                   16,912         26,934                44,108        61,305
     Rental equipment                                             3,937          6,341                11,713        14,279
Delivery and installation                                        23,825         23,829                58,648        64,009
Other                                                             2,326          3,142                 5,900         7,166
                                                                 ------         ------               -------       -------
         Total costs of sales and services                       71,936         84,155               192,156       215,905
                                                                 ------         ------               -------       -------

                Gross profit                                     45,402         53,127               133,716       157,341
                                                                 ------         ------               -------       -------

Selling, general and administrative expenses                     18,536         19,722                57,494        63,672
Other depreciation and amortization                               3,478          3,311                10,437         9,961
Interest, including amortization of deferred
     financing costs                                             23,821         21,582                64,727        64,114
                                                                 ------         ------                ------        ------
                Total operating expenses                         45,835         44,615               132,658       137,747
                                                                 ------         ------               -------       -------

                (Loss) income before income taxes                  (433)         8,512                 1,058        19,594
Income tax (benefit) expense                                       (173)         3,410                   423         7,869
                                                                    ---          -----                   ---         -----

                 Net (loss) income                             $   (260)      $  5,102              $    635      $ 11,725
                                                                    ===          =====                   ===        ======

(Loss) earnings per common share                               $  (0.08)      $   1.54              $   0.19      $   3.53
                                                                   ====           ====                  ====          ====
Dividends per common share                                     $     --       $    --               $   0.01      $   0.04
                                                                    ===            ==                   ====          ====

Weighted average shares outstanding                           3,320,000      3,320,000             3,320,000     3,320,000
                                                              =========      =========             =========     =========

See accompanying notes to consolidated financial statements.



                                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                  Nine months ended September 30, 2003 and 2002
                                                 (Unaudited)

                                                                                        2003              2002
                                                                                        ----              ----
                                                                                            (In thousands)
Cash flows from operating activities
    Net income                                                                     $       635      $    11,725
    Adjustments to reconcile net income to net cash
       provided by operating activities:
               Depreciation and amortization                                            54,229           49,264
               Provision for bad debts                                                   1,747            2,403
               Deferred income tax expense                                                 328            7,755
               Non-cash stock option compensation expense                                1,705            3,113
               Gain on sale of rental equipment                                         (2,977)          (4,291)
               Decrease in trade accounts receivable                                     8,997            3,040
               Increase in accounts payable and accrued expenses                        13,757           14,189
               Other                                                                    (6,759)          (3,171)
                                                                                        ------           ------
                    Net cash provided by operating activities                           71,662           84,027
                                                                                        ------           ------

Cash flows from investing activities
    Rental equipment additions                                                         (39,650)         (38,396)
    Proceeds from sales of rental equipment                                             14,690           18,570
    Purchases of property and equipment, net                                            (6,798)          (9,154)
    Increase in goodwill                                                                  (659)            (761)
    Net assets of businesses acquired                                                   (2,681)          (6,412)
                                                                                        ------           ------
                    Net cash used in investing activities                              (35,098)         (36,153)
                                                                                        ------           ------

Cash flows from financing activities
    Proceeds from debt                                                                 477,888        1,007,417
    Repayment of debt                                                                 (507,521)      (1,035,199)
    Increase in deferred financing costs                                                (7,449)         (20,266)
    Amortization of bond discount                                                          268              238
    Payment of dividends                                                                   (44)            (122)
                                                                                        ------           ------
               Net cash used in financing activities                                   (36,858)         (47,932)

               Net effect of change in exchange rates                                      263              (76)
                                                                                           ---               --

               Net decrease in cash                                                        (31)            (134)

Cash at beginning of period                                                                427              584
                                                                                           ---              ---

Cash at end of period                                                              $       396      $       450
Supplemental cash flow information:
    Cash paid for income taxes                                                     $       388      $       443
                                                                                           ===              ===
    Cash paid for interest                                                         $    43,649      $    43,367
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

(1) ORGANIZATION AND BASIS OF PRESENTATION

     Williams Scotsman, Inc. (the Company) is a 100% owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include its 100% owned subsidiaries, Willscot Equipment, LLC (Willscot) and Williams Scotsman of Canada, Inc. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income. These 100% owned subsidiaries are guarantors of the Company's credit facility. The Company's 9.875% senior notes due 2007 are fully and unconditionally guaranteed on a senior unsecured basis by the Company's 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot has fully and unconditionally guaranteed the senior notes on a subordinated basis. See Note 3 for further information concerning the Company's 10% senior secured notes due 2008 that were issued in August 2003.

     The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation.

(2) FINANCIAL STATEMENTS

     The financial information referred to above has not been audited. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2003, the consolidated statements of operations for the nine and three months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results expected for the full year.

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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(3)    REVOLVING  CREDIT FACILITY AND LONG-TERM DEBT

Debt consists of the following:

                                            September 30,    December 31,
                                                2003            2002
                                             ----------      -----------

 Borrowings under revolving credit facility   $ 47,300       $  197,691
 Term loan                                     208,959          238,200
 9.875% senior notes, net of
 unamortized discount of $1,279 in 2003        548,721          548,454
 and $1,546 in 2002 10.0% senior
 secured notes                                 150,000               --
                                               -------          -------
                                            $  954,980       $  984,345
                                               =======          =======

     In August 2003, the Company issued $150 million of 10.0% senior secured notes due 2008. The Company used the net proceeds of $145.4 million received from that offering to repay $27.5 million of the term loan under the Company's credit facility and repay $117.9 million of borrowings and terminate commitments under its revolving credit facility. The 10.0% senior secured notes are fully and unconditionally guaranteed on a senior secured second lien basis by the Company's 100% owned subsidiaries: Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. Willscot, also a 100% owned subsidiary, has fully and unconditionally guaranteed the senior secured notes on a subordinated secured second lien basis. These 100% owned subsidiaries act as joint and several guarantors of the senior and senior secured notes. See Note 1 for a description of the operations of Willscot. The 10.0% senior secured notes are due August 15, 2008 with interest payable semi-annually on February 15 and August 15 of each year. On August 15, 2006, the senior secured notes are redeemable at the option of the Company at a redemption price of 105% for the following 12-month period. On August 15, 2007 the senior secured notes are redeemable at the option of the Company at a redemption price of 102.5% for the following twelve month period.


     In August 2003, the Company also amended its credit facility. The amendment modified certain financial ratios that the Company is required to maintain, as follows:

o a consolidated leverage ratio that increases from 6.60 on the effective date of the amendment to the credit facility to 6.75 on December 31, 2003 and decreases thereafter over time to 6.25;

o a  consolidated interest coverage ratio of 1.70; and

o a minimum average annual utilization rate for its fleet ranging from 74% on or prior to December 31, 2004 and 75% thereafter.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(3)    REVOLVING  CREDIT FACILITY AND LONG-TERM DEBT (continued)

     As a result of the term loan repayment and reduction in revolver commitments, $2.5 million of deferred financing costs relating to the Company's March 2002 refinancing were expensed during the third quarter of 2003 and are included in interest expense.


(4)    CHANGE IN ACCOUNTING ESTIMATE

     In October 2002, the Company changed its estimated residual value from 50% of capitalized costs to $1 for certain classroom units. Additionally, the remaining estimated useful life for a portion of these units was reduced to 45 months. The effect of this change in estimate is an increase in depreciation expense of approximately $600 and $1,800 and a decrease in net income of $350 and $1,060 or $.11 and $.32 per share, for the three and nine month periods ended September 30, 2003, respectively.


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

     The following weighted average assumptions were used: risk-free interest rate of 3.18% and 3.8% for 2003 and 2002, respectively, weighted average expected life of the options of 5 years; and no dividends. In addition to the pro forma expense on options granted, certain options were modified during the nine month period ended September 30, 2003 and the three and nine month periods ended September 30, 2002. In determining the pro forma expense related to these modified options, the Company used the following assumptions: risk free interest rates of 2.8 to 3.5%, expected life of options of 3 to 5 years, and no dividends.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(5) STOCK BASED COMPENSATION EXPENSE (continued)

     For purposes of pro forma disclosures, the estimated minimum value of the options is amortized to expense over the options' vesting period. Note that the effects of applying SFAS 123 for pro forma disclosure in the current period are not necessarily representative of the effects on pro forma net income for future periods. The Company's pro forma information follows:

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                      2003       2002         2003       2002
                                   ---------   --------     -------   -------
As Reported:
Non-cash stock option
  compensation  expense, gross    $     -    $  503         $1,705    $ 3,113
Net (loss) income                    (260)    5,102            635     11,725
(Loss) earnings per share         $ (0.08)   $ 1.54         $ 0.19    $  3.53

Pro forma Results:
Non-cash stock option
  compensation  expense, gross    $    16    $  127         $  120    $   283
Net (loss) income                    (269)    5,332          1,585     13,458
Pro forma (loss) earnings
 per share                        $ (0.08)   $ 1.61         $ 0.48    $  4.05



(6)    GOODWILL AND OTHER INTANGIBLE ASSETS

     Under  SFAS No.  142  goodwill  and  certain  identified  intangibles  with indefinite  lives are no longer  amortized,  rather  they are  subject to annual impairment tests. The Company performed the required annual test during the fourth quarter of 2002 and determined that goodwill was not impaired. Amortization expense for the three and nine month periods ended September 30, 2003 was $.2 million and $.6 million, respectively, which represents the amortization related to the identified intangible assets still required to be amortized under SFAS No. 142.

     These intangible assets include covenants not to compete and customer base, which are being amortized on a straight line basis over periods of 24 to 228 months. Amortization expense relating to these identified intangibles for each of the next five years is as follows:

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




                                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                            Notes to Consolidated Financial Statements (Continued)


(6)    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)


     The  following  schedules  detail the total  amount of  goodwill  and other intangible  assets for the periods  ended  September  30, 2003 and  December 31,
2002.

                        --------- September 30, 2003 ---------       --------- December 31, 2002---------
                          Gross                            Net         Gross                            Net
                        Carrying       Accumulated        Book       Carrying       Accumulated        Book
                         Amount       Amortization        Value       Amount       Amortization        Value
                        --------      ------------      -------      ---------     ------------       -------
 Goodwill               $185,405         $15,587       $169,818       $184,518        $15,587        $168,931


 Intangible
   assets with
   finite lives
 ---------------------

     Non-
      compete
      agreements          $3,491          $2,289         $1,202         $3,445         $1,795          $1,650
     Customer
       base                2,000             491          1,509          2,000            412           1,588
                           -----             ---          -----          -----            ---           -----
                          $5,491          $2,780         $2,711         $5,445         $2,207          $3,238
                           =====           =====          =====          =====          =====           =====

(7) COMPREHENSIVE INCOME


     Total comprehensive income was $8,014 and $11,822 for the nine months ended September 30, 2003 and 2002, respectively,  and $(482) and $3,704 for the three months ended September 30, 2003  and  2002,  respectively which includes net income and the change in the foreign  currency  translation  adjustment.  The  chang e in foreign  currency  translation  is  determined  by  the  volatility  of  the current exchange  rate  at  the balance  sheet date.  (For further  discussion  of foreign currency  translation,  see  Critical  Accounting
Policies and Estimates.) A summary of the  components of  comprehensive  income for the three and nine months ended September 30, 2003 and 2002 is presented below.


                                         Three Months Ended September 30,    Nine Months Ended September 30,
                                         -------------------------------     -------------------------------
                                            2003                2002             2003              2002
                                            ----                ----             ----              ----
       Net (loss) income                 $  (260)             $5,102           $  635           $11,725
       Change in currency translation       (222)             (1,398)           7,379                97
                                             ---               -----            -----            ------
       Comprehensive (loss) income       $  (482)             $3,704           $8,014           $11,822
                                             ===               =====            =====            ======


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

(9) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The Company's 100% owned subsidiaries: Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc. fully and unconditionally guarantee, on a senior unsecured basis and on a senior secured second lien basis, the 9.875% senior notes and 10% senior secured notes, respectively. Willscot, also a 100% owned subsidiary, has fully and unconditionally guaranteed the 9.875% and 10% senior secured notes on a subordinated basis and on a subordinated secured second lien basis, respectively. These 100% owned subsidiaries act as joint and several guarantors of the senior notes. See Note 1 for a description of the operations of Willscot.


     The following presents condensed consolidating financial information for the Company (Parent) and Willscot and Williams Scotsman of Canada, Inc. (Guarantor Subsidiaries). Space Master International, Inc., Evergreen Mobile Company, and Truck & Trailer Sales, Inc. do not have any assets or operations.


                                                                        As of September 30, 2003
                                                               Guarantor
                                                  Parent      Subsidiaries   Eliminations     Consolidated
                                                ------------ --------------- --------------- ----------------
Balance Sheet
 Assets:
    Rental equipment, at cost                 $     321,298    $  758,427    $               $   1,079,725
                                                                                        -
    Less accumulated depreciation                    72,656       159,378               -          232,034
                                                ------------ --------------- --------------- ----------------
    Net rental equipment                            248,642       599,049               -          847,691

    Property and equipment, net                      79,748         1,244               -           80,992
    Investment in subsidiaries                      550,201             -        (550,201)               -
    Other assets                                    326,942         9,301         (39,785)         296,458
                                                ------------ --------------- --------------- ----------------

     Total assets                                $1,205,533    $  609,594      $ (589,986)   $   1,225,141
                                                ============ =============== =============== ================

 Liabilities:
    Accounts payable and accrued expenses        $   64,158    $    2,508      $       --    $      66,666
    Debt                                            954,980            --              --    $     954,980
    Other liabilities                               180,028        39,785         (39,785)         180,028
                                                ------------ --------------- --------------- ----------------
    Total liabilities                             1,199,166        42,293         (39,785)       1,201,674
                                                ------------ --------------- --------------- ----------------
  Equity:                                             6,367       567,301        (550,201)          23,467
                                                ------------ --------------- --------------- ----------------
   Total liabilities and stockholder's equity    $1,205,533    $  609,594      $ (589,986)   $   1,225,141
                                                ============ =============== =============== ================



                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(9) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (Continued)


                                                                 As of December 31, 2002
                                                              Guarantor
                                                   Parent     Subsidiaries   Eliminations      Consolidated
                                                 ------------ -------------- ---------------- ---------------
Balance Sheet
 Assets:
    Rental equipment, at cost                    $    322,546   $  735,079   $         --      $  1,057,625
    Less accumulated depreciation                      68,061      139,477             --           207,538
                                                 ------------ -------------- ---------------- -------------
    Net rental equipment                              254,485      595,602             --           850,087
    Property and equipment, net                        79,293          956             --            80,249
    Investment in subsidiaries                        560,576           --       (560,576)               --
    Other assets                                      328,291        8,519        (37,381)          299,429
                                                 ------------ -------------- ---------------   ------------
    Total assets                                 $  1,222,645   $  605,077   $   (597,957)     $  1,229,765
                                                 ============ ============== ================ =============

 Liabilities:
     Accounts payable and accrued expenses       $     51,080   $    1,323   $         --      $     52,403
     Debt                                             984,345           --             --           984,345
    Other liabilities                                 179,224       37,381        (37,381)          179,224
                                                   ---------- -------------- ---------------- -------------
    Total liabilities                               1,214,649       38,704        (37,381)        1,215,972
                                                   ---------- -------------- ---------------- -------------
 Equity:                                                7,996      566,373       (560,576)           13,793
                                                 ------------ -------------- ---------------- -------------
    Total liabilities and stockholder's equity   $  1,222,645   $  605,077   $   (597,957)       $1,229,765
                                                 ============ ============== ================ ===============


                                                        For the 9 Months Ended September 30, 2003
                                                                Guarantor
                                                   Parent       Subsidiaries     Eliminations    Consolidated
                                                  ----------   --------------   ------------- ---------------
Results of Operations
Total revenues                                   $    309,581    $  69,151    $   (52,860)       $  325,872

Gross profit                                          127,002       40,677        (33,963)          133,716

Other expenses                                        130,290       36,754        (33,963)          133,081

Net (loss) income                                $     (3,288)   $   3,923    $        --        $      635







                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


(9) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (Continued)


                                                           For the 9 Months Ended September 30, 2002
                                                               Guarantor
                                                 Parent        Subsidiaries    Eliminations    Consolidated
                                                 -------       ------------    ------------- ---------------
Results of Operations
Total revenues                                 $ 360,998        $   67,719     $   (55,471)     $   373,246

Gross profit                                     152,914            40,022         (35,595)         157,341

Other expenses                                   143,799            37,412         (35,595)         145,616

Net income                                   $     9,115        $    2,610     $        --      $    11,725



                                                           For the 9 Months Ended September 30, 2003
                                                                Guarantor
                                                   Parent       Subsidiaries     Eliminations    Consolidated
                                                   -------      ------------     ------------ ----------------
Cash Flows
Cash provided by operating activities          $  50,631        $   21,031     $        --      $    71,662

Cash used in investing activities                (13,509)          (21,589)             --          (35,098)

Cash used in financing activities                (36,858)               --              --          (36,858)
Effect of change in translation rates                 --               263                              263
                                                  --------      ------------     ------------ ----------------
Net change in cash                                   264              (295)             --              (31)
Cash (overdraft) at beginning of period             (622)            1,049              --              427
                                                  --------      ------------     ------------ ----------------
Cash at end of period                           $    358        $      754     $        --      $       396
                                                  ========      ============     ============ ================

                                                           For the 9 Months Ended September 30, 2002
                                                                Guarantor
                                                 Parent         Subsidiaries     Eliminations    Consolidated
                                                 -------        ------------     ------------ ----------------
Cash Flows
Cash provided by operating activities          $  52,166        $   31,861     $        --      $    84,027

Cash used in investing activities                 (4,344)          (31,809)             --          (36,153)

Cash used in financing activities                (47,932)               --              --          (47,932)
Effect of change in translation rates                 --               (76)             --              (76)
                                                  ------        ------------     ------------ ----------------
Net change in cash                                  (110)              (24)             --             (134)
Cash (overdraft) at beginning of period             (535)            1,119              --              584
                                                  ------        ------------     ------------ ----------------
Cash (overdraft) at end of period               $   (645)       $    1,095     $        --      $       450
                                                  ======        ============     ============ ================

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

     Goodwill and Other Intangible Asset Impairment. We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. After adopting SFAS 142 in 2002, goodwill was determined not to be impaired. Future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

     Foreign Currency Translation. We use the exchange rate effective at the close of business on the balance sheet date to translate our foreign subsidiary's balance sheet and an average rate for the reporting period to translate the results of operations. The cumulative effect of changes in exchange rates is recognized in a separate line in the equity section of the balance sheet.

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

Results of Operations

   Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002.

     Revenues in the quarter ended September 30, 2003 were $117.3 million; a $19.9 million or 14.5% decrease from revenues of $137.3 million in the same period of 2002. The decrease resulted primarily from a $11.9 million or 37.1% decrease in sales of new units, a $3.4 million or 40.0% decrease in sales of rental equipment, a $2.6 million or 4.6% decrease in leasing revenue, and a $1.5 million or 12.4% decrease in other revenue from the same period in 2002. The decrease in sales of new units is the result of delays experienced with some of our large projects. The decrease in sales of rental equipment and other revenue is the result of the non-recurrence of several large school projects. Other revenue includes a gain of approximately $1 million from the sale of one of our branch properties. The decrease in leasing revenue is attributable to the continued soft economic conditions and competitive pricing pressures. The average monthly rental rate decreased approximately 4.5% to $248 from $260 in the same period in 2002.

     Gross profit for the quarter ended September 30, 2003 was $45.4 million, a $7.7 million or 14.5% decrease from the third quarter 2002 gross profit of $53.1 million. This decrease is primarily a result of a 11.2% decrease in leasing gross profit of $3.6 million, and a 36.8% or $1.8 million decrease in new unit sales gross profit. Excluding depreciation and amortization, leasing margins decreased by 2.9% to 75.3%. The decreases in new unit sales and leasing gross profit dollars are the result of the decreases in revenues described above. Furthermore, $1 million, or 1.9% of the leasing gross profit decrease is attributable to an increase in the cost of leasing, primarily refurbishment and maintenance expenses, as compared to the same period in 2002.

     Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2003 decreased by $1.2 million or 6.0% to $18.5 million from $19.7 million in the same period 2002. This was achieved by continuing our cost control initiatives, primarily reductions in personnel related costs, as well as a $.5 million reduction in stock option compensation expense for the quarter.

     Interest expense increased by $2.2 million or 10.4% to $23.8 million in 2003 from the same period in 2002. This increase is the result of (a) interest expense of $1.8 million on the additional $150 million of 10% senior secured notes and (b) $2.5 million of deferred financing costs expensed during the quarter (See Note 3 for Revolving Credit Facility and Long Term Debt), offset by a decrease in interest on our variable rate debt of $2.3 million as a result of lower average balances.


Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002.

     Revenues in the nine months ended September 30, 2003 were $325.9 million, a $47.4 million or 12.7% decrease from revenues of $373.2 million in the same period of 2002. The decrease resulted from a $20.4 million or 27.9% decrease in sales of new units, an $11.2 million or 6.5% decrease in leasing revenue, and a $9.4 million or 12.2% decrease in delivery and installation revenue. The decrease in leasing revenue is attributable to the continued soft economic conditions, which impacted fleet utilization, as well as competitive pricing pressures. Average fleet utilization decreased 2% to 76%, and the average monthly rental rate decreased approximately 4.6% to $251 from $263 in the same period in 2002. The decreases in delivery and installation and new unit sales revenues were in part due to a non-recurring large school project in 2002, which accounted for 15% of the decrease in these revenues over the same period in 2002. In addition, the impact of severe weather, particularly in the mid-Atlantic and northeastern parts of the United States, and the growing effect of state budget issues in certain parts of the country have produced some delays of projects and initiatives that affected the Company's operating results for the first nine months of 2003.

     Gross profit for the nine months ended September 30, 2003 was $133.7 million, a $23.6 million or 15.0% decrease from $157.3 million in the same period of 2002. This decrease is primarily a result of a 13.5% decrease in leasing gross profit of $13.8 million, a 29.9% or $4.1 million decrease in delivery and installation gross profit, and a 27.3% or $3.2 million decrease in sales of new units. The decrease in leasing gross profit is primarily a result of the decrease in leasing revenue described above. Consequently, leasing margins, excluding depreciation and amortization, decreased by 1.0% to 78.2%. The decrease in new unit sales and delivery and installation gross profit dollars is the result of the non-recurrence of a major classroom project, as well as weather related delays, state budget issues, redeployment costs and continued soft economic conditions.

     SG&A expenses for the nine months ended September 30, 2003 were $57.5 million, a $6.2 million or 9.7% decrease from SG&A expenses of $63.7 million for the same period in 2002.

     This was achieved by continuing our cost control initiatives, primarily reductions in personnel related costs, as well as a $1.4 million reduction in stock option compensation expense for the nine months ended September 30, 2003.

     Interest expense increased by $.6 million or 1.0% to $64.7 million for the nine months ended September 30, 2003 from $64.1 million in the same period in 2002. This increase is the result of (a) interest expense of $3.8 million on the additional $150 million of 10.0% senior secured notes and 9.875% senior notes issued in August 2003 and February 2002, respectively and (b) an increase of $.9 million of deferred financing costs that were expensed, offset by (c) a decrease in interest on our variable rate debt of $3.9 million as a result of lower average balances.


Liquidity and Capital Resources

     During the nine months ended September 30, 2003 and 2002, our principal source of funds consisted of cash flow from operating activities of $71.7 million and $84.0 million, respectively. These were largely generated by the rental of units from our lease fleet and sales of new mobile office units. Cash generated from operating activities was used to fund capital expenditures and to reduce existing debt under our credit agreement.


     Our Adjusted EBITDA for the nine months ended September 30, 2003 decreased by $15.5 million or 11.9% to $114.7 million in 2003 compared to $130.2 million for the same period in 2002. This decrease in Adjusted EBITDA is primarily the result of the revenue declines described above. Adjusted EBITDA is defined as earnings before deducting interest, income taxes, depreciation, amortization and non-cash charges. Non-cash charges for the first nine months of 2003 and 2002 consist of non-cash stock option compensation expense of approximately $1.7 million and $3.1million, respectively. We utilize Adjusted EBITDA when interpreting operating trends and results of operations of our core business operations. Accordingly, we believe that Adjusted EBITDA provides additional information with respect to our overall operating performance and our ability to incur and service debt, make capital expenditures and meet working capital requirements. However, Adjusted EBITDA should not be considered in isolation or as a substitute to cash flow from operations, net income, or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because Adjusted EBITDA excludes some, but not all, items that affect net income and may vary among companies, the Adjusted EBITDA mentioned above may not be comparable to similarly titled measures of other companies.

     The table below reconciles Adjusted EBITDA to cash flow from operating activities, the most directly comparable GAAP measure (in thousands), and presents our cash flow used in investing activities and cash flow used in financing activities.

                                                    Nine Months Ended
                                        September 30, 2003    September 30, 2002
                                        ------------------    ------------------
Adjusted EBITDA                              $114,653               $130,178
Decrease in receivables, net                   10,744                  5,443
Decrease in accounts payable and
accrued expenses                                 (255)                  (474)
Interest paid                                 (43,649)               (43,367)
(Increase) decrease in other assets            (7,165)                 3,612
Increase (decrease) in other
liabilities                                       311                 (7,074)
Gain on sale of rental equipment               (2,977)                (4,291)
                                                -----                  -----
Cash flow from operating activities          $ 71,662               $ 84,027
                                               ======                 ======

Other Data:
Cash flow used in investing activities       $(35,098)              $(36,153)
                                               ======                 ======
Cash flow used in financing activities       $(36,858)              $(47,932)
                                               ======                 ======

     Cash flow used in investing activities was $35.1 million and $36.2 million for the nine months ended September 30, 2003 and 2002, respectively. Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.

     Cash flow used in financing activities was $36.9 million and $47.9 million for the nine months ended September 30, 2003 and 2002, respectively. For the first nine months of 2003 and 2002, cash flow of $29.6 million and $27.8 million, respectively, was used for net repayments of debt under our revolving credit facility. For the nine months ended September 30, 2002, cash used in financing activities also included $20.3 million for deferred financing fees incurred relating to the issuance of additional 9.875% senior notes and the new credit facility established in the first quarter of that year.

     In light of continued economic challenges we have implemented a series of initiatives, including staff reductions, elimination of our matching of employee contributions to their 401(k) accounts, general cost reductions, and intensified management of working capital. During the second quarter, we also sold $4.6 million of finance leases. In August 2003, we issued $150 million of 10.0% senior secured notes due 2008. Net proceeds from the issuance were used to repay term and revolver borrowings under our credit agreement. Also in the month of August, we amended certain financial ratios under our bank credit facility, including (1) increasing the permitted maximum leverage ratio, (2) decreasing the required utilization rate, and (3) decreasing the minimum interest coverage ratio. (See Note 3 for Revolving Credit Facility and Long Term Debt.) These steps are geared toward improving the company's underlying liquidity, profitability, and performance.

     We believe that we will have sufficient liquidity under our revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.

Availability under our credit agreement at September 30, 2003 was $84,612 and depends upon our continued compliance with certain covenants, including, leverage, interest coverage, and utilization ratios. The failure to maintain the required ratios would result in us not being able to borrow under the credit agreement and, if not cured within the grace periods, would result in an default under the credit agreement. We are currently in compliance with all financial covenants. For the twelve month period ended September 30, 2003, our actual Consolidated Leverage Ratio was 6.06 as compared to the maximum covenant requirement of 6.60 and our actual Consolidated Interest Coverage Ratio was 2.03 as compared to the minimum covenant requirement of 1.70. The Consolidated
Leverage Ratio was calculated by dividing the September 30, 2003 consolidated debt balance of $954, 980 by Consolidated EBITDA for the twelve month period ended September 30, 2003. The Consolidated Interest Coverage Ratio was calculated by dividing Consolidated EBITDA for the twelve month period ended September 30, 2003 by interest expense as defined in the credit agreement of $77,320. Consolidated EBITDA, calculated in accordance with the credit agreement, was $156,868 for Consolidated Interest Coverage Ratio calculation purposes. For Consolidated Leverage Ratio calculation purposes Consolidated EBITDA of $156,868 is further adjusted to include $646 relating to entities we acquired during the calculation period. Consolidated EBITDA represents consolidated net income plus consolidated interest, tax, depreciation and amortization expenses, and excludes gains and losses on sales of fixed assets and any other non-cash items. It is used in determining our compliance with the financial ratios required by our agreement. Consolidated EBITDA should not be considered in isolation or as a substitute to cash flow from operating activities, net income or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

     Although not required by our credit agreement, if cash flow from operating activities, the most directly comparable GAAP measure, were used in these calculations instead of Consolidated EBITDA, our leverage ratio and interest coverage ratios would have been 11.04 and 1.12, respectively.

     The table below reconciles Consolidated EBITDA, calculated pursuant to the credit agreement, for the twelve months ended September 30, 2003 to cash flow from operating activities, the most directly comparable GAAP measure (in thousands).

                                                       Twelve Months Ended
                                                        September 30, 2003
                                                       -------------------
Consolidated EBITDA                                          $157,514
Decrease in receivables, net                                   15,735
Increase in accounts payable and accrued expense                1,773
Interest paid                                                 (77,026)
Decrease in other assets                                       (7,530)
Increase in other liabilities                                     362
Gain on sale of rental equipment                               (3,682)
                                                                   --
Proforma EBITDA impact of acquisitions                           (646)
                                                               ------
Cash flow from operating activities                          $ 86,500
                                                               ======

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.


          Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) and 15d - 15(e)) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934,
          as  amended,  is  recorded,  processed,   summarized   and
          reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports
          is  accumulated,  organized   and   communicated   to  our
          management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


     (b)  Changes in Internal Control Over Financial Reporting.

          There has been no change in the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

PART II - OTHER INFORMATION

Item 6.           Exhibits  and Reports on Form 8-K.

(a)               Exhibits.

       (4.1) Registration Rights Agreement, dated as of August 18, 2003, among the Company, the Guarantors named there in, the Subordinated Guarantor named therein and Deutsche Bank Securities Inc., Bank of America Securities LLC, CIBC
                  World Market Corp. and Fleet Securities, Inc., as initial purchasers (incorporated by reference to Exhibit 4.2 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

       (4.2) Indenture, dated as of August 18, 2003 among the Company, the Guarantors named therein, the Subordinated Guarantor named therein and the U.S. Bank National Association as trustee, including exhibits thereto, the form of the initial note and the form of the exchange note (incorporated by reference to Exhibit 4.3 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

       (4.3) Amended and Restated U.S. Pledge Agreement, dated as of March 26, 2002 and amended and restated as of August 18, 2003, among Scotsman Holdings, Inc., the Company, the Guarantors named therein, the Subordinated Guarantor named therein and Deutsche Bank Trust Company Americas, and acknowledged by U.S. Bank National Association as the trustee (incorporated by reference to Exhibit 4.4 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

       (4.4) Amended and Restated U.S. Security Agreement, dated as of March 26, 2002, and amended and restated as of August 18, 2003, among Scotsman Holdings, Inc., the Company, the Guarantors named therein, the Collateral Agent and acknowledged by the Trustee (incorporated by reference to Exhibit 4.5 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

       (4.5) Canadian Security Agreement among Williams Scotsman of Canada, Deutsche Bank Trust Company America, Truck & Trailer Sales, Inc., Evergreen Mobile Company and BT Commercial Corporation (incorporated by reference to Exhibit 4.6 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

       (4.6) Intercreditor Agreement among Deutsche Bank Trust Company Americas and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

      (10.1) Second Amendment dated as of August 11, 2003, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company' Current Report on Form 8-K dated August 27, 2003 (Commission file no. 033-68444)).

      (31.1)      The Certification of Gerard E. Holthaus, required by
                  Rule 13a-14(a) (17 CFR    240.13a-14(a)) or Rule 15d-14(a)
                  (17 CFR 240.15d-14(a)).

      (31.2)      The Certification of John C. Cantlin, required by Rule
                  13a-14(a) (17 CFR    240.13a-14(a)) or Rule 15d-14(a)
                  (17 CFR 240.15d-14(a)).

      (32.1)      The Certification of Gerard E. Holthaus, required by Rule
                  13a-14(b) (17 CFR    240.13a-14(b)) or Rule 15d-14(b) (17
                  CFR 240.15d-14(b)).

      (32.2)     The Certification of John C. Cantlin, required by Rule
                 13a-14(b) (17 CFR    240.13a-14(b)) or Rule 15d-14(b)
                 (17 CFR 240.15d-14(b)).


   (b)           Reports on Form 8-K.


                 On July 31, 2003, the Company filed a Form 8-K relating to the press release announcing its results of operations for the three and six months ended June 30, 2003 and its intention to sell $150 million of senior secured notes.

                 On August 18, 2003, the Company filed a Form 8-K with the Second Amendment to its Credit Agreement dated March 26, 2002 attached as Exhibit 10.1.

                 On August 19, 2003, the Company filed a Form 8-K relating to the press release announcing the completion of its $150 million offering of senior secured notes and credit facility amendment.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        WILLIAMS SCOTSMAN, INC.



                                                    By: /s/ Gerard E. Holthaus
                                                        -----------------------
                                                        Gerard E. Holthaus
                                                        Chief Executive Officer


Dated: November 12, 2003

                                                    By: /s/ John C. Cantlin
                                                        -----------------------
                                                        John C. Cantlin
                                                        Chief Financial Officer


Dated: November 12, 2003

Exhibit (31.1)




                                  CERTIFICATION
         I, Gerard E. Holthaus, Chief Executive Officer, certify, that:

                           (1) I have reviewed this report on Form 10-Q of
                               Williams Scotsman, Inc.;

                           (2) Based on my knowledge, this report does not
                               contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

                           (3) Based on my knowledge, the financial statements,
                               and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

                           (4) The registrant's other certifying officer and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                                     a)  Designed such disclosure controls and
                                         procedures or caused such disclosure
                                         controls and procedures to be designed
                                         under our supervision, to ensure that
                                         material information relating to the
                                         registrant, including its consolidated
                                         subsidiaries, is made known to us by
                                         others within those entities,
                                         particularly during the period in which
                                         this report is being prepared;

                                     b)  Evaluated the effectiveness of the
                                         registrant's disclosure controls and
                                         procedures and presented in this report
                                         our conclusions about the effectiveness
                                         of the disclosure controls and
                                         procedures, as of the end of the period
                                         covered by this report based on such
                                         evaluation; and

                                     c)  Disclosed in this report any change in
                                         the registrant's internal control over
                                         financial reporting that occurred
                                         during the registrant's most recent
                                         fiscal quarter that has materially
                                         affected, or is reasonably likely to
                                         materially affect, the registrant's
                                         internal control over financial
                                         reporting;

                           (5) The registrant's other certifying officer and I
                               have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                     a) All significant deficiencies and
                                        material weaknesses in the design or
                                        operation of internal control over
                                        financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                     b) Any fraud, whether or not material, that
                                        involves management or other employees
                                        who have a significant role in the
                                        registrant's internal control over
                                        financial reporting.



         /s/ Gerard E. Holthaus
         Gerard E. Holthaus
         Chief Executive Officer

         November 12, 2003

Exhibit (31.2)



                                  CERTIFICATION
         I, John C. Cantlin, Chief Financial Officer, certify, that:

                           (1) I have reviewed this report on Form 10-Q of
                               Williams Scotsman, Inc.;

                           (2) Based on my knowledge, this report does not
                               contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

                           (3) Based on my knowledge, the financial statements,
                               and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

                           (4) The registrant's other certifying officer and I
                               are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                                     a)  Designed such disclosure controls and
                                         procedures or caused such disclosure
                                         controls and procedures to be designed
                                         under our supervision, to ensure that
                                         material information relating to the
                                         registrant, including its consolidated
                                         subsidiaries, is made known to us by
                                         others within those entities,
                                         particularly during the period in which
                                         this report is being prepared;

                                     b)  Evaluated the effectiveness of the
                                         registrant's disclosure controls and
                                         procedures and presented in this report
                                         our conclusions about the effectiveness
                                         of the disclosure controls and
                                         procedures, as of the end of the period
                                         covered by this report based on such
                                         evaluation; and

                                     c)  Disclosed in this report any change in
                                         the registrant's internal control over
                                         financial reporting that occurred
                                         during the registrant's most recent
                                         fiscal quarter that has materially
                                         affected, or is reasonably likely to
                                         materially affect, the registrant's
                                         internal control over financial
                                         reporting;

                           (5) The registrant's other certifying officer and I
                               have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                                     a) All significant deficiencies and
                                        material weaknesses in the design or
                                        operation of internal control over
                                        financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                     b) Any fraud, whether or not material, that
                                        involves management or other employees
                                        who have a significant role in the
                                        registrant's internal control over
                                        financial reporting.
         /s/ John C. Cantlin
         ------------------------
         John C. Cantlin
         Chief Financial Officer

         November 12, 2003

Exhibit (32.1)


                             WILLIAMS SCOTSMAN, INC.


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Williams Scotsman, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard E. Holthaus, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1)      The Report fully complies with the requirements of
                           section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Gerard E. Holthaus
-------------------------------------
Gerard E. Holthaus
Chief Executive Officer
November 12, 2003

Exhibit (32.2)


                             WILLIAMS SCOTSMAN, INC.



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Williams Scotsman, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Cantlin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1)      The Report fully complies with the requirements of
                           section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John C. Cantlin
------------------------------------
John C. Cantlin
Chief Financial Officer
November 12, 2003