Form 10-Q
period 2004-06-30
WILLIAMS SCOTSMAN INC
filed 2004-08-12
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [x]                   THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

     The Registrant is a 100%-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of August 12, 2004, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                             WILLIAMS SCOTSMAN, INC.

                                      INDEX

                                    FORM 10-Q


                                                                           Page



PART I  -  FINANCIAL  INFORMATION
         Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2004                       1
         and December 31, 2003

         Consolidated Statements of Operations for the three                2
         and six months ended June 30, 2004 and 2003

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2004 and 2003                            3

         Notes to Consolidated Financial Statements                         4-9


         Item 2.  Management's Discussion and Analysis of                  10-16
                     Financial Condition and Results of Operations


         Item 3. Qualitative and Quantitative Disclosures
                     about Market Risk                                      17

         Item 4. Controls and Procedures                                    17



PART II  -  OTHER  INFORMATION


         Item 5. Other Information                                          18


         Item 6.  Exhibits and Reports on Form 8-K                          18

         SIGNATURES                                                         19

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the quarter ended June 30, 2004 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                   PART I - FINANCIAL INFORMATION
                                    Item 1. Financial Statements.
                              WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                        (dollars in thousands)

                                                                         June 30,         December 31,
                                                                          2004               2003
                                                                       ----------         ------------
Assets                                                                (Unaudited)

Cash                                                                 $       380           $    387
Trade accounts receivable, net of allowance for doubtful
      accounts of $946 in 2004 and $862 in 2003                           68,864             55,841
Prepaid expenses and other current assets                                 33,662             33,741
Rental equipment, net of accumulated depreciation of
      $240,264 in 2004 and $224,794 in 2003                              866,412            828,078
Property and equipment, net of accumulated depreciation of
      $49,220 in 2004 and $45,141 in 2003                                 79,727             80,750
Deferred financing costs, net                                             19,498             22,868
Goodwill, net                                                            169,885            169,913
Other intangible assets, net of accumulated amortization of
      $2,450 in 2004 and $2,127 in 2003                                    2,991              2,575
Other assets                                                              13,013             10,958
                                                                       ---------          ---------
                                                                      $1,254,432         $1,205,111
                                                                       =========          =========

Liabilities and stockholder's equity

Accounts payable                                                      $   40,758         $   29,505
Accrued expenses                                                          32,429             29,365
Rents billed in advance                                                   20,673             18,295
Revolving credit facility                                                 94,099             54,940
Long-term debt, net                                                      906,734            907,238
Deferred income taxes                                                    151,195            152,903
                                                                       ---------          ---------
      Total liabilities                                                1,245,888          1,192,246
                                                                       ---------          ---------
Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                         33                 33
   Additional paid-in capital                                            132,822            132,368
   Cumulative foreign currency translation adjustment                      6,055              8,621
   Accumulated deficit                                                  (130,366)          (128,157)
                                                                       ---------          ---------
      Total stockholder's equity                                           8,544             12,865
                                                                       ---------          ---------

                                                                      $1,254,432         $1,205,111
                                                                       =========          =========

See accompanying notes to consolidated financial statements.





                                        WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                    Three and six months ended June 30, 2004 and 2003
                                                      (Unaudited)

                                                                   Three months ended                   Six months ended
                                                                        June 30,                            June 30,
                                                                ----------------------               --------------------

                                                                2004            2003                  2004          2003
                                                                ----            ----                  ----          ----
                                                                    (In thousands except share and per share amounts)
Revenues
Leasing                                                        $ 54,838       $ 53,560              $107,665      $107,034
Sales:
   New units                                                     24,715         18,027                43,806        32,677
   Rental equipment                                               5,798          5,236                11,010         9,653
Delivery and installation                                        28,832         21,374                49,246        40,302
Other                                                            10,051          9,131                19,418        17,910
                                                                -------        -------               -------       -------
         Total revenues                                         124,234        107,328               231,145       207,576
                                                                -------        -------               -------       -------

Costs of sales and services
Leasing:
   Depreciation and amortization                                 11,988         12,667                23,768        24,990
   Other direct leasing costs                                    12,927         10,932                24,015        20,903
Sales:
   New units                                                     21,360         15,274                36,876        27,196
   Rental equipment                                               4,701          4,223                 8,798         7,776
Delivery and installation                                        24,502         18,024                42,886        34,823
Other                                                             2,607          1,852                 4,837         3,574
                                                                 ------         ------               -------       -------
         Total costs of sales and services                       78,085         62,972               141,180       119,262
                                                                 ------         ------               -------       -------

         Gross profit                                            46,149         44,356                89,965        88,314
                                                                 ------         ------                ------        ------

Selling, general and administrative expenses                     20,118         17,955                40,877        37,757
Other depreciation and amortization                               3,680          3,574                 7,094         6,959
Interest, including amortization of deferred
     financing costs                                             22,818         20,259                45,445        40,906
                                                                 ------         ------                ------        ------
         Total operating expenses                                46,616         41,788                93,416        85,622
                                                                 ------         ------                ------        ------

         (Loss) income before income taxes                         (467)         2,568                (3,451)        2,692
Income tax (benefit) expense                                       (178)         1,027                (1,312)        1,077
                                                                    ---          -----                 -----         -----
         Net (loss) income                                     $   (289)      $  1,541              $ (2,139)     $  1,615
                                                                    ===          =====                 =====         =====

(Loss) earnings per common share                               $  (0.09)      $   0.46              $  (0.64)     $   0.49
                                                                   ====           ====                  ====          ====
Dividends per common share                                     $   0.01       $   0.01              $   0.02      $   0.01
                                                                   ====           ====                  ====          ====

Weighted average shares outstanding                           3,320,000      3,320,000             3,320,000     3,320,000
                                                              =========      =========             =========     =========

See accompanying notes to consolidated financial statements.




                               WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (In thousands)
                                             (Unaudited)
                                                                                Six months ended June 30
                                                                                ------------------------

Cash flows from operating activities                                              2004             2003
                                                                                  -----            -----
    Net (loss) income                                                       $    (2,139)     $     1,615
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
               Depreciation and amortization                                     34,289           34,896
               Bond discount amortization                                           178              178
               Provision for bad debts                                            1,251            1,060
               Deferred income tax (benefit) expense                             (1,594)             981
               Non-cash stock option compensation expense                           454              504
               Gain on sale of rental equipment                                  (2,212)          (1,877)
               (Gain) loss on sale of fixed assets                                   (5)             164
               (Increase) decrease in trade accounts receivable                 (14,471)           8,277
               Increase in accounts payable and accrued expenses                 14,401            9,047
               Other                                                             (2,209)           2,386
                                                                                 ------           ------
                    Net cash provided by operating activities                    27,943           57,231
                                                                                 ------           ------

Cash flows from investing activities
    Rental equipment additions                                                  (30,237)         (25,447)
    Proceeds from sales of rental equipment                                      11,010            9,653
    Purchases of property and equipment, net                                     (3,425)          (4,582)
    Acquisition of businesses, net of cash acquired                                  --           (3,326)
    Fleet acquisitions                                                          (43,470)              --
                                                                                 ------           ------
                    Net cash used in investing activities                       (66,122)         (23,702)
                                                                                 ------           ------

Cash flows from financing activities
    Proceeds from debt                                                          266,941          189,218
    Repayment of debt                                                          (228,464)        (221,088)
    Increase in deferred financing costs                                            (57)            (777)
    Payment of dividends                                                            (70)             (34)
                                                                                 ------           ------
                    Net cash provided by (used in) financing activities          38,350          (32,681)
                                                                                 ------           ------

                    Net effect of change in exchange rates                         (178)             254
                                                                                   -----             ---

                    Net (decrease) increase in cash                                  (7)           1,102

Cash at beginning of period                                                         387              427
                                                                                    ---              ---
Cash at end of period                                                       $       380      $     1,529
                                                                                    ===            =====

Supplemental cash flow information:
    Cash paid for income taxes                                              $       474      $       544
                                                                                    ===              ===
    Cash paid for interest                                                  $    42,098      $    38,005
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

(1) ORGANIZATION AND BASIS OF PRESENTATION

Williams Scotsman, Inc. (the Company) is a 100% owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include its 100% owned subsidiaries, Willscot Equipment, LLC (Willscot), Williams Scotsman of Canada, Inc., and Williams Scotsman Mexico S. De R.L. de C.V. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income.

The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States, Canada, and certain parts of Mexico.

(2) FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2004, the consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the operating results expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(3) ACCOUNTING CHANGE

During the fourth quarter of 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, retroactively effective January 1, 2003, using the modified prospective method described in SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure . Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The impact of this change resulted in an $840 and a $0.25 increase in net income and earnings per share, respectively, for the three month period ended June 30, 2003, as well as a $720 and a $0.22 increase in net income and earnings per share, respectively, for the six month period ended June 30, 2003.


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


(5) REVOLVING  CREDIT FACILITY AND LONG-TERM DEBT

Debt consists of the following:
                                                      June 30,      December 31,
                                                       2004             2003
                                                   -----------      ------------

 Borrowings under revolving credit facility        $    94,099     $    54,940
 Term loan                                             207,367         208,428
 Capital lease obligations                                 378              --
 9.875% senior notes, net of unamortized discount
       of $1,011 in 2004 and $1,189 in 2003            548,989         548,810
 10.0% senior secured notes                            150,000         150,000
                                                     ---------         -------
                                                    $1,000,833     $   962,178
                                                     =========         =======




                              WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements (Continued)


(6) COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income was $(2,159) and $6,007 for the three months ended June 30, 2004 and
2003, respectively, and $(4,705) and  $9,216  for  the  six  months  ended  June 30,  2004  and  2003, respectively,  which includes net (loss) income and the change in  the  foreign  currency  translation adjustment. A summary of the components of comprehensive(loss) income for  the  three  and  six  month periods ended June 30, 2004 and 2003 is presented below.

                                      Three Months Ended June 30,            Six Months Ended June 30,
                                      --------------------------             ------------------------

                                          2004              2003                 2004            2003
                                          ----              ----                 ----            ----
Net (loss) income                     $   (289)           $1,541             $(2,139)           $1,615
Change in currency translation          (1,870)            4,466              (2,566)            7,601
                                         ------            -----               ------            -----
Comprehensive (loss) income           $ (2,159)           $6,007             $(4,705)           $9,216
                                         =====             =====               ======            =====


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

                                                                           As of June 30, 2004
                                                                           -------------------

                                                                      Guarantor
                                                         Parent      Subsidiaries   Eliminations     Consolidated
                                                       ------------  ------------   ------------     ------------
       Balance Sheet
        Assets:
           Rental equipment, at cost                   $    354,303  $    752,373   $          -     $  1,106,676
           Less accumulated depreciation                     73,829       166,435              -          240,264
                                                       ------------  ------------   ------------     ------------
           Net rental equipment                             280,474       585,938              -          866,412

           Property and equipment, net                       77,769         1,958              -           79,727
           Investment in subsidiaries                       527,559             -       (527,559)               -
           Other assets                                     342,579         7,940        (42,226)         308,293
                                                        -----------  ------------   ------------     ------------
            Total assets                                $ 1,228,381  $    595,836   $   (569,785)    $  1,254,432
                                                        ===========  ============   ============     ============

        Liabilities:
            Accounts payable and accrued expenses      $     69,549  $      3,638   $          -     $     73,187
            Debt                                          1,000,833             -              -        1,000,833
            Other liabilities                               170,564        43,530        (42,226)         171,868
                                                       ------------  ------------   ------------     ------------
            Total liabilities                             1,240,946        47,168        (42,226)       1,245,888
                                                       ------------  ------------   ------------     ------------
        Equity:                                             (12,565)      548,668       (527,559)           8,544
                                                       ------------  ------------   ------------     ------------
        Total liabilities and stockholder's equity     $  1,228,381  $    595,836   $   (569,785)    $  1,254,432
                                                       ============  ============   ============     ============



                                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                             Notes to Consolidated Financial Statements (Continued)


(8) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
    (Continued)



                                                                       As of December 31, 2003
                                                                       -----------------------

                                                                       Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                        ------------  ------------   ------------     ------------
Balance Sheet
 Assets:
    Rental equipment, at cost                           $    285,649  $    767,223   $          -     $  1,052,872
    Less accumulated depreciation                             59,237       165,557              -          224,794
                                                        ------------  ------------   ------------     ------------
    Net rental equipment                                     226,412       601,666              -          828,078

    Property and equipment, net                               79,217         1,533              -           80,750
    Investment in subsidiaries                               546,750             -       (546,750)               -
    Other assets                                             328,802         9,461        (41,980)         296,283
                                                        ------------  ------------   ------------     ------------
    Total assets                                        $  1,181,181  $    612,660   $   (588,730)    $  1,205,111
                                                        ============  ============   ============     ============

 Liabilities:
    Accounts payable and accrued expenses               $     55,528  $      3,342   $          -     $     58,870
    Debt                                                     962,178             -              -          962,178
    Other liabilities                                        171,197        41,981        (41,980)         171,198
                                                        ------------  ------------   ------------     ------------
    Total liabilities                                      1,188,903        45,323        (41,980)       1,192,246
                                                        ------------  ------------   ------------     ------------

 Equity:                                                      (7,722)      567,337       (546,750)          12,865
                                                        ------------  ------------   ------------     ------------
     Total liabilities and stockholder's equity         $  1,181,181  $    612,660   $   (588,730)    $  1,205,111
                                                        ============  ============   ============     ============


                                                                    For the Six Months Ended June 30, 2004
                                                                    --------------------------------------
                                                                        Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                        ------------  ------------   ------------     ------------
Results of Operations
Total revenues                                          $    218,462  $     47,490   $    (34,807)    $    231,145

Gross profit                                                  84,574        28,171        (22,780)          89,965

Other expenses                                                89,355        25,529        (22,780)          92,104
                                                        ------------  ------------   ------------     ------------
Net (loss) income                                       $     (4,781) $      2,642   $          -     $     (2,139)
                                                        ============  ============   ============     ============





                                     WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                               Notes to Consolidated Financial Statements (Continued)


(8) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

                                                                    For the Six Months Ended June 30, 2003
                                                                    --------------------------------------

                                                                        Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                        ------------  ------------   ------------     ------------
Results of Operations
Total revenues                                          $    196,593  $     46,186   $    (35,203)    $    207,576

Gross profit                                                  84,051        26,677        (22,414)          88,314

Other expenses                                                84,912        24,201        (22,414)          86,699
                                                        ------------  ------------   ------------     ------------
Net (loss) income                                       $       (861) $      2,476   $          -     $      1,615
                                                        ============  ============   ============     ============


                                                                     For the Six Months Ended June 30, 2004
                                                                     --------------------------------------
                                                                        Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                        ------------  ------------   ------------     ------------
Cash Flows
Cash provided by operating activities                   $      8,935  $     19,008   $          -     $     27,943

Cash used in investing activities                            (46,995)      (19,127)             -          (66,122)

Cash provided by financing activities                         38,350             -              -           38,350
Effect of change in translation rates                           (302)          124              -             (178)
                                                        ------------  ------------   ------------     ------------
Net change in cash                                               (12)            5              -               (7)
Cash at beginning of period                                      386             1              -              387
                                                        ------------  ------------   ------------     ------------
Cash at end of period                                   $        374  $          6   $          -     $        380
                                                        ============  ============   ============     ============

                                                                     For the Six Months Ended June 30, 2003
                                                                     --------------------------------------
                                                                        Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                        ------------  ------------   ------------     ------------
Cash Flows
Cash provided by operating activities                   $     39,051  $     18,180   $          -     $     57,231

Cash used in investing activities                             (4,651)      (19,051)             -          (23,702)

Cash used in financing activities                            (32,681)            -              -          (32,681)
Effect of change in translation rates                           (735)          989              -              254
                                                        ------------  ------------   ------------     ------------
Net change in cash                                               984           118              -            1,102
Cash (overdraft) at beginning of period                         (622)        1,049              -              427
                                                        ------------  ------------   ------------     ------------
Cash  at end of period                                  $        362  $      1,167   $          -     $      1,529
                                                        ============  ============   ============     ============

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

     Foreign Currency Translation. We use the exchange rate effective at the close of business on the balance sheet date to translate our foreign subsidiaries' balance sheets and an average rate for the reporting period to translate the results of operations. The cumulative effect of changes in exchange rates is recognized in a separate line in the equity section of the consolidated balance sheet.

     Stock-based Compensation. Prior to 2003, we accounted for our issuance of stock options and any modifications thereof using variable plan accounting and the intrinsic value method under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 - Accounting for Stock-Based Compensation. We selected the modified prospective method of adoption described in SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). Under SFAS No. 148 stock compensation expense related to the fair value of our outstanding options must be recognized using estimates of the risk free interest rate, estimated option life, volatility, dividend yield, and the exercise price. No significant changes have been made in the first half of 2004 regarding these input variables that were presented in our annual report for the year ended December 31, 2003.

     Income Taxes. We are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our unaudited consolidated balance sheet. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. If our estimates of future taxable income were to change, we may be also required to increase the deferred tax asset valuation allowance, thereby increasing our reported income tax expense.

Overview

     In the first half of 2004, revenues were $231.1 million, an 11.4% increase above the same period of 2003, primarily driven by increased new unit sales and related delivery and installation activity. Gross profit for the first half of 2004 of $90.0 million represented only a 1.9% increase above the same period 2003 primarily due to lower gross profit margins resulting from increased refurbishment and maintenance costs on leased units as well as competitive pricing pressures. Operating expenses increased $7.8 million, a 9.1% increase over the first half of 2003. Net loss for the first half 2004 was $2.1 million as compared to net income of $1.6 million for the first half of 2003.

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

     We estimate the resulting transaction would result in annual increases to revenues, income before income taxes, and operating cash flows of approximately $10.2 million, $4.4 million and $4.5 million, respectively. The estimated income before income taxes would be, after interest and depreciation expenses, $2.0 million and $1.7 million, respectively. The average age of the units acquired is approximately 6 years while the remaining depreciable lives range from 2 to 19 years with an average remaining life of approximately 14 years. Operating leases assumed in the transaction have an average contractual life of less than two years, however, we expect a significant number of these units to either continue on a month-to-month basis or be re-leased.



Results of Operations


Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003 2003.

     Revenues in the quarter ended June 30, 2004 were $124.2 million; a $16.9 million or 15.8% increase from revenues of $107.3 million in the same period of 2004. The increase resulted primarily from a $7.5 million or 34.9% increase in delivery and installation revenues, a $6.7 million or 37.1% increase in sales of new units, a $1.3 million or 2.4% increase in leasing revenue, a $0.6 million or 10.7% increase in sales of rental equipment, and a $0.9 million or 10.1% increase in other revenue, from the same period in 2003. The increases in sales of new units and corresponding increase in delivery and installation revenues are largely due to continued growth in the education industry we serve, particularly in the West and Southeast regions of the country. The 2.4% increase in leasing revenue for the quarter ended June 30, 2004 resulted primarily from our purchase of 3,800 California classroom units in March, 2004 and an increase in average fleet utilization partially offset by a decrease in our average rental rate. Average fleet utilization of approximately 80% for the quarter ended June 30, 2004 was up approximately 4% from the same period of the prior year. Of this increase, 2.5% is attributed to the Company's strategic initiative to dispose of selected rental units in our lease fleet, as disclosed in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Competitive pricing pressures served to decrease our average monthly rental rate by 1.3% to $247 for the quarter ended June 30, 2004.

     Gross profit for the quarter ended June 30, 2004 was $46.1 million, a $1.8 million or 4.0% increase from the second quarter of 2003 gross profit. This increase was primarily driven by the increased sales of new units and delivery and installation revenues described above. Gross profit from sales of new units and rental equipment increased by $0.7 million or 18.2% compared to the same period of the prior year while delivery and installation gross profit increased $1.0 million or 29.3% as compared to the three months ended June 2003. Gross profit margin percentage from the sales of new units, rental equipment and delivery and installation decreased by 1.7%, 0.4%, and 0.7%, respectively, primarily due to competitive pricing pressures. Leasing gross profit for the quarter ended June 30, 2004 was flat as compared to the prior year quarter. Increases in leasing revenue for the second quarter were partially offset by increases in cost of leasing primarily due to increased refurbishment and maintenance costs. These factors resulted in a decrease in leasing gross profit margin percentage of 1.4% for the quarter ended June 30, 2004 as compared to the corresponding prior year period.

     Selling, general and administrative expenses for the three month period ended June 30, 2004 increased by approximately $2.2 million or 12.0% to $20.1 million from $18.0 million in the same period of 2003. This increase is primarily associated with increased employee and facility related costs, business insurance, professional fees and marketing related costs.

     Interest expense increased by 12.6% to $22.8 million in the second quarter 2004 from $20.3 million in the same period 2003, resulting primarily from the incremental interest expense incurred on the additional $150.0 million of 10.0% senior secured notes. The net proceeds of the notes were used to pay off portions of the term loan and revolving credit facility debt in August 2003. This incremental interest expense was partially offset by the impact of a $112.9 million or 27.3% decrease in the average credit facility debt over the second quarter 2003.

     Income before income taxes decreased $3.0 million for the three months ended June 30, 2004 to a loss of $0.5 million compared to income before income taxes of $2.6 million for the same period 2003. The effective tax rates for the three month periods ended June 30, 2004 and 2003 were approximately 38% and 40%, respectively.


   Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003.

     Revenues for the six months ended June 30, 2004 were $231.1 million; a $23.6 million or 11.4% increase from revenues of $207.6 million in the same period of 2004. The increase resulted primarily from a $11.1 million or 34.1% increase in sales of new units, a $8.9 million or 22.2% increase in delivery and installation revenues, a $1.5 million or 8.4% increase in other revenue, a $1.4 million or 14.1% increase in sales of rental equipment, and a $0.6 million or 0.6% increase in leasing revenue, from the same period in 2003. The increases in sales of new units and corresponding increase in delivery and installation revenues are largely due to continued growth in the education industry we serve, particularly in the West and Southeast regions of the country. The 0.6% increase in leasing revenue for the six month period ended June 30, 2004 resulted primarily from our purchase of 3,800 California classroom units in March 2004 and an increase in average fleet utilization, partially offset by a decrease in our average rental rate. Average fleet utilization of approximately 79% for the six months ended June 30, 2004 was up approximately 3% from the same period of the prior year. Of this increase, 2.5% is attributed to the strategic initiative previously discussed. Competitive pricing pressures served to decrease our average monthly rental rate by 1.7% to $249 for the six months ended June 30, 2004.

     Gross profit for the six months ended June 30, 2004 was $90.0 million, a $1.7 million or 1.9% increase from the six months ended June 30, 2003 gross profit. This increase was primarily driven by the increased sales of new units and delivery and installation revenues described above. Gross profit from sales of new units and rental equipment increased by $1.8 million or 24.2% compared to the same period of the prior year while delivery and installation gross profit increased $0.9 million or 16.1% as compared to the six months ended June 30, 2003. Gross profit margin percentage from the sales of new units and delivery and installation decreased by 1.0% and 0.7%, respectively, while gross profit margin percentage from sales of rental equipment increased by 0.7%. The Company continues to experience the impact of competitive pricing pressures. Leasing gross profit for the six months ended June 30, 2004 decreased by $1.3 million as compared to the corresponding prior year period. These decreases resulted primarily from flat revenues and increased refurbishment and maintenance costs as compared to the same period in 2003. These factors resulted in a decrease in leasing gross profit margin percentage of 1.5% for the six months ended June 30, 2004 as compared to the corresponding prior year period.

     Selling, general and administrative expenses for the six month period ended June 30, 2004 increased by approximately $3.1 million or 8.3% to $40.9 million from $37.8 million in the same period 2003. This increase is primarily associated with increased employee and facility related costs, business insurance, professional fees and marketing related costs.

     Interest expense increased by 11.1% to $45.4 million in the first half 2004 from $40.9 million in the same period 2003, resulting primarily from the incremental interest expense incurred on the additional $150.0 million of 10.0% senior secured notes. The net proceeds of the notes were used to pay off portions of the term loan and revolving credit facility debt in August 2003. This incremental interest expense was partially offset by the impact of a $139.1 million or 32.9% decrease in the average credit facility debt over the first half 2003.

     Income before income taxes decreased $6.1 million for the six months ended June 30, 2004 to a loss of $3.5 million compared to income before income taxes of $2.7 million for the same period in 2003. The effective tax rates for the six month periods ended June 30, 2004 and 2003 were approximately 38% and 40%, respectively.

Contractual Obligations and Commercial Commitments

     During the six months ended June 30, 2004, there was no material change in our contractual obligations and commercial commitments outside of the ordinary course of business.

Liquidity and Capital Resources

     During the six months ended June 30, 2004, and 2003, cash flow from operating activities were $27.9 million and $57.2 million, respectively. These funds were largely generated by the rental of units from our lease fleet, the associated delivery and installation services, and the sales of new mobile office units. The decrease of $29.3 million resulted primarily from a $14.5 million increase in accounts receivable over the six month period ended June 30, 2004 as compared to the $8.3 million decrease over the same period 2003. The increase in outstanding receivables at June 30, 2004 was substantially impacted by large classroom sales in the month of June, particularly in the West and Southeast regions. The 2003 reduction of accounts receivable was accomplished by our significant collection efforts to reduce outstanding receivable balances. Other factors that impacted the decrease in net cash provided by operating activities included increases in selling, general, and administrative and interest expenses and decreases in the change in other assets. See Results of Operations above for further discussion of selling, general, and administrative and interest expense fluctuations. The changes in other assets resulted primarily from the sale of finance leases during the second quarter 2003 further described in Note 12 to the Notes to Consolidated Financial Statements included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2003. These factors were partially offset by increases in the change in accounts payable and accrued expenses, which resulted primarily from the timing of payments of accounts payable.

     Cash used in investing activities was $66.1 million and $23.7 million for the six months ended June 30, 2004 and 2003, respectively. In June 2003, acquisition purchases consisted of $3.3 million for the second quarter purchase of a Canadian acquisition while in June 2004, we acquired nearly 3,800 relocatable classrooms located in the state of California for approximately $43.5 million. See Note 4 to the Consolidated Financial Statements for further discussion of the California fleet purchase. In addition to acquisitions, our primary capital expenditures are for the discretionary purchase of new units for the lease fleet. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand. Our fleet acquisition strategy includes increasing our fleet size in accordance with business opportunities.

     Net cash provided by financing activities of $38.4 million for the six month period ended June 30, 2004 consisted of additional net borrowings under our revolving credit facility, which were used to supplement cash flow from operating activities in the funding of capital expenditures for the first half 2004, as well as the $43.5 million California fleet purchase as described above. Net cash used in financing activities of $32.7 million for the six month period ended June 30, 2003 consisted primarily of net repayments of debt under our revolving credit facility.

     The credit agreement contains restrictions on the amount of dividends that we can pay to Holdings and requires compliance with certain financial covenants including capital expenditures and ratios. These ratios include a consolidated leverage ratio of 6.75 at June 30, 2004 which declines to 6.60 at September 30, 2004 and decreases thereafter over time to 6.25 at December 31, 2005, a consolidated interest coverage ratio of 1.70 and a minimum average annual utilization rate for our fleet of 74% increasing to 75% after December 31, 2004. The failure to maintain these required ratios would result in us not being able to borrow under the credit agreement and, if not cured within the grace periods, would result in a default under the credit agreement. We are currently in compliance with all financial covenants.

     Our total credit facility (including the term loan and revolver commitment) was $550.0 million at June 30, 2004. Borrowing base (collateral) availability calculated in accordance with the credit agreement under this facility was $230.7 million at June 30, 2004. Consolidated Leverage Ratio covenant restrictions further limited our borrowing availability at June 30, 2004 to $35.1 million. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facility. We believe we will have sufficient liquidity under our revolving line of credit and from cash generated from operations to fund our operations for at least the next 12 months. Our credit facility expires December 2006 and our 9.875% and 10.0% senior notes expire in 2007 and 2008, respectively. It is expected that we will refinance outstanding obligations under these agreements prior to their maturities. Until such time, we expect that funds from operations will be sufficient to satisfy debt service requirements related to these obligations.

     For the period ended June 30, 2004, our actual Consolidated Leverage Ratio was 6.52 as compared to the maximum covenant requirement of 6.75 and our actual Consolidated Interest Coverage Ratio was 1.79 as compared to the minimum covenant requirement of 1.70. The Consolidated Interest Coverage Ratio was calculated by dividing Consolidated EBITDA (as defined in our credit agreement) of $147,815 for the twelve month period ended June 30, 2004 by cash interest expense of $82,445 as defined in the credit agreement. The Consolidated Leverage

Ratio was calculated by dividing the June 30, 2004 consolidated debt balance of $1,000,833 by Consolidated EBITDA for the twelve month period ended June 30, 2004. For Consolidated Leverage Ratio calculation purposes, Consolidated EBITDA for the twelve months ended June 30, 2004 was $153,476, which in accordance with the credit agreement, was adjusted to also include $5,661 relating to acquisitions made during the calculation period.

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

     Although not required by our credit agreement, if Holdings' cash flow from operating activities for the twelve months ended June 30, 2004, the most directly comparable GAAP measure to Consolidated EBITDA, were used in these calculations instead of Consolidated EBITDA, our leverage ratio and interest coverage ratio would have been 22.3 and .54, respectively.

     The table below reconciles Consolidated EBITDA, calculated pursuant to the credit agreement, to cash flow from operating activities for the twelve months ended June 30, 2004, the most directly comparable GAAP measure (in thousands).

                                                        Twelve Months Ended
                                                           June 30, 2004
                                                        ------------------
Consolidated EBITDA                                         $  153,476 (a)
Increase in net receivables                                    (13,390)
Increase in accounts payable and accrued expenses                3,963
Interest paid                                                  (74,608)
Increase in other assets                                       (12,556)
Decrease in other liabilities                                   (1,605)
Gain on sale of rental equipment                                (4,709)
Pro forma EBITDA impact of acquisitions                         (5,661)
                                                                ------
Cash flow from operating activities-Holdings level          $   44,910 (a)
                                                                ======


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


Item 6.        Exhibits and Reports on Form 8-K.

    (a)        Exhibits.


      (21.1)   Subsidiaries   of   Registrant:   Willscot   Equipment,   LLC,
               Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., Williams Scotsman Mexico S. de R.L. de C.V., Williams Scotsman Europe, S.L., and Williams Scotsman Hispania, S.L.

      (31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.


      (31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John C. Cantlin, Chief Financial Officer of the Company.



    (b)        Reports on Form 8-K.


               On May 10, 2004, the Company furnished a Form 8-K relating to the press release announcing its results of operations for the three months ended March 31, 2004.

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


Dated: August 12, 2004

                                                  By: /s/ John C. Cantlin
                                                      -----------------------
                                                      John C. Cantlin
                                                      Chief Financial Officer


Dated: August 12, 2004

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

         August 12, 2004

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

         August 12, 2004