Form 10-Q
period 2004-09-30
WILLIAMS SCOTSMAN INC
filed 2004-11-12
CIK 869231

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [x]                  THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

     The Registrant is a 100%-owned subsidiary of Scotsman Holdings, Inc., a Delaware corporation. As of November 12, 2004, Scotsman Holdings, Inc. owned 3,320,000 shares of common stock ("Common Stock") of the Registrant.

                             WILLIAMS SCOTSMAN, INC.

                                      INDEX

                                    FORM 10-Q


                                                                          Page



PART I  -  FINANCIAL  INFORMATION
         Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2004                  1
         and December 31, 2003

         Consolidated Statements of Operations for the three                2
         and nine months ended September 30, 2004 and 2003

         Consolidated Statements of Cash Flows for the                      3
         nine months ended September 30, 2004 and 2003

         Notes to Consolidated Financial Statements                       4-11


         Item 2.  Management's Discussion and Analysis of                12-19
                     Financial Condition and Results of Operations


         Item 3. Quantitative and Qualitative Disclosures                  20
                     about Market Risk

         Item 4. Controls and Procedures                                   20



PART II  -  OTHER  INFORMATION


         Item 5. Other Information                                         21


         Item 6.  Exhibits                                                 21

         SIGNATURES                                                        22

SAFE HARBOR STATEMENT - CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the quarter ended September 30, 2004 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following: substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                         PART I - FINANCIAL INFORMATION
                                         Item 1. Financial Statements.
                                   WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                            (dollars in thousands)


                                                                                 September 30,      December 31,
                                                                                     2004               2003
                                                                                --------------     -------------
Assets                                                                            (Unaudited)

Cash                                                                             $       545       $        387
Trade accounts receivable, net of allowance for doubtful
     accounts of $1,212 in 2004 and $862 in 2003                                      80,378             55,841
Prepaid expenses and other current assets                                             44,353             33,741
Rental equipment, net of accumulated depreciation of
      $246,360 in 2004 and $224,794 in 2003                                          869,002            828,078
Property and equipment, net of accumulated depreciation of
      $51,533 in 2004 and $45,141 in 2003                                             79,338             80,750
Deferred financing costs, net                                                         18,468             22,868
Goodwill, net                                                                        169,968            169,913
Other intangible assets, net of accumulated amortization of
      $2,631 in 2004 and $2,127 in 2003                                                2,925              2,575
Other assets                                                                          17,887             10,958
                                                                                   ---------          ---------
                                                                                  $1,282,864         $1,205,111
                                                                                   =========          =========

Liabilities and stockholder's equity

Accounts payable                                                                  $   47,458         $   29,505
Accrued expenses                                                                      21,637             17,911
Accrued interest                                                                      21,401             11,454
Rents billed in advance                                                               21,821             18,295
Revolving credit facility                                                             99,028             54,940
Long-term debt, net                                                                  906,377            907,238
Deferred income taxes                                                                151,835            152,903
                                                                                   ---------          ---------
      Total liabilities                                                            1,269,557          1,192,246
                                                                                   ---------          ---------
Stockholder's equity:
   Common stock, $.01 par value.  Authorized 10,000,000
      shares; issued and outstanding 3,320,000 shares                                     33                 33
   Additional paid-in capital                                                        132,896            132,368
   Cumulative foreign currency translation adjustment                                  9,779              8,621
   Accumulated deficit                                                              (129,401)          (128,157)
                                                                                   ---------          ---------

      Total stockholder's equity                                                      13,307             12,865
                                                                                   ---------          ---------

                                                                                  $1,282,864         $1,205,111
                                                                                   =========          =========

See accompanying notes to consolidated financial statements.




                                        WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Operations
                               Three and nine months ended September 30, 2004 and 2003
                                                    (Unaudited)

                                                                   Three months ended                  Nine months ended
                                                                     September 30,                        September 30,
                                                               -----------------------               ---------------------
                                                                 2004            2003                  2004          2003
                                                                 ----            ----                  ----          ----
                                                                    (In thousands except share and per share amounts)
Revenues

Leasing                                                        $ 57,110       $ 53,501              $164,775      $160,535
Sales:
     New units                                                   24,107         20,052                67,913        52,729
     Rental equipment                                             9,737          5,037                20,747        14,690
Delivery and installation                                        36,407         27,903                85,653        68,205
Other                                                            10,745         10,166                30,163        28,076
                                                                -------        -------               -------       -------
         Total revenues                                         138,106        116,659               369,251       324,235
                                                                -------        -------               -------       -------

Costs of sales and services
Leasing:
     Depreciation and amortization                               12,136         11,736                35,904        36,726
     Other direct leasing costs                                  13,979         12,521                37,994        33,424
Sales:
     New units                                                   20,915         16,912                57,791        44,108
     Rental equipment                                             7,716          3,937                16,514        11,713
Delivery and installation                                        31,386         23,825                74,272        58,648
Other                                                             2,632          2,326                 7,469         5,900
                                                                 ------         ------               -------       -------
         Total costs of sales and services                       88,764         71,257               229,944       190,519
                                                                 ------         ------               -------       -------

                Gross profit                                     49,342         45,402               139,307       133,716
                                                                 ------         ------               -------       -------

Selling, general and administrative expenses                     20,621         18,673                61,498        56,430
Other depreciation and amortization                               3,855          3,478                10,949        10,437
Interest, including amortization of deferred
     financing costs                                             23,305         23,821                68,750        64,727
                                                                 ------         ------               -------       -------
                Total operating expenses                         47,781         45,972               141,197       131,594
                                                                 ------         ------               -------       -------

                Income (loss) before income taxes                 1,561           (570)               (1,890)        2,122
Income tax expense (benefit)                                        596           (228)                 (716)          849
                                                                    ---            ---                 -----         -----
                 Net income (loss)                             $    965      $    (342)             $ (1,174)      $ 1,273
                                                                    ===            ===                 =====         =====

Earnings (loss) per common share                               $   0.29      $   (0.10)             $  (0.35)      $  0.38
                                                                   ====           ====                  ====          ====
Dividends per common share                                     $     --      $      --              $   0.02       $  0.01
                                                                   ====           ====                  ====          ====

Weighted average shares outstanding                           3,320,000      3,320,000             3,320,000     3,320,000
                                                              =========      =========             =========     =========

See accompanying notes to consolidated financial statements.




                               WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                          (In thousands)
                                            (Unaudited)

                                                                           Nine months ended September 30
                                                                           ------------------------------
Cash flows from operating activities                                              2004             2003
                                                                                  ----             ----
    Net (loss) income                                                      $    (1,174)     $     1,273
    Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
               Depreciation and amortization                                    51,993           54,229
               Bond discount amortization                                          268              268
               Provision for bad debts                                           2,105            1,745
               Deferred income tax (benefit) expense                              (954)             751
               Non-cash stock option compensation expense                          529              641
               Gain on sale of rental equipment                                 (4,233)          (2,977)
               Gain on sale of fixed assets                                         (9)            (838)
               (Increase) decrease in trade accounts receivable                (26,482)           8,962
               Increase in accounts payable and accrued expenses                31,531           13,731
               Other                                                           (13,972)          (7,825)
                                                                                ------           ------
                    Net cash provided by operating activities                   39,602           69,960
                                                                                ------           ------

Cash flows from investing activities
    Rental equipment additions                                                 (49,143)         (38,247)
    Proceeds from sales of rental equipment                                     20,747           14,690
    Purchases of property and equipment, net                                    (5,241)          (5,953)
    Acquisition of businesses, net of cash acquired                             (3,908)          (3,456)
    Fleet acquisitions                                                         (43,572)              --
                                                                                ------           ------
                    Net cash used in investing activities                      (81,117)         (32,966)
                                                                                ------           ------

Cash flows from financing activities
    Proceeds from debt                                                         404,064          477,888
    Repayment of debt                                                         (361,105)        (507,521)
    Increase in deferred financing costs                                          (740)          (7,449)
    Payment of dividends                                                           (70)             (44)
                                                                                ------           ------
                    Net cash provided by (used in) financing activities         42,149          (37,126)
                                                                                ------           ------

               Net effect of change in exchange rates                             (476)             101
                                                                                   ---              ---

               Net increase (decrease)  in cash                                    158              (31)

Cash at beginning of period                                                        387              427
                                                                                   ---              ---
Cash at end of period                                                      $       545          $   396
                                                                                   ===              ===
Supplemental cash flow information:
    Cash paid for income taxes                                             $       520          $   388
                                                                                   ===              ===
    Cash paid for interest                                                 $    54,071          $43,649
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

(1)  ORGANIZATION AND BASIS OF PRESENTATION

     Williams Scotsman, Inc. (the Company) is a 100% owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation which was organized in November 1993 for the purpose of acquiring the Company. The Company's operations include its 100% owned subsidiaries, Willscot Equipment, LLC (Willscot), Williams Scotsman of Canada, Inc., Williams Scotsman Mexico S. De R.L. de C.V. and Williams Scotsman of Europe, S.L. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease. Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company. Therefore, Willscot earns no net income.

     The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States, Canada, and certain parts of Mexico.

(2)  FINANCIAL STATEMENTS

     In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2004, the consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the periods ended September 30, 2004 are not necessarily indicative of the operating results expected for the full year.

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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(3)  ACCOUNTING CHANGE

     During the fourth quarter of 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, retroactively effective January 1, 2003, using the modified prospective method described in SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure . Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The impact of this change resulted in an $82 and a $0.02 decrease in net income and earnings per share, respectively, for the three month period ended September 30, 2003, as well as a $638 and a $0.19 increase in net income and earnings per share, respectively, for the nine month period ended September 30, 2003.


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


(5)  MINORITY INVESTMENT IN WIRON CONSTRUCCIONES MODULARES, SA

     On August 4, 2004, the Company, through its 100% owned subsidiary, Williams Scotsman of Europe, S.L., acquired an 8.5% minority interest in Wiron Construcciones Modulares, SA., (Wiron) headquartered in Parla, Spain and secured a right of first refusal to acquire any or all of the shares of Wiron in the future. Wiron is the second largest modular space provider in Spain, with branches located in all major cities throughout the country. The Company acquired its 8.5% minority interest for approximately $4.7 million, which includes acquisition related costs and is included in other assets in the consolidated balance sheet. The Company accounts for this minority investment using the cost method.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(6)  REVOLVING  CREDIT FACILITY AND LONG-TERM DEBT

     Debt consists of the following:
                                                   September 30,    December 31,
                                                       2004             2003
                                                   ----------------------------

     Borrowings under revolving
        credit facility                               $   99,028      $54,940
     Term loan                                           206,837      208,428
     Capital lease obligations                               462           --
     9.875% senior notes, net of unamortized
        discount of $922 in 2004 and $1,189 in 2003      549,078      548,810
     10.0% senior secured notes                          150,000      150,000
                                                         -------      -------
                                                      $1,005,405     $962,178
                                                       =========      =======

     The Company amended its bank credit facility, effective September 24, 2004. The amendment increased the permitted maximum leverage ratio as defined in the credit agreement to 6.75:1 at September 30, 2004 from 6.60:1 and the ratio remains at 6.75:1 until June 30, 2005 at which time it decreases to 6.60:1. The leverage ratio decreases thereafter over time to 6.25:1 at September 30, 2006. This change will provide the Company with additional financial flexibility. In addition, the amendment (1) reduces the total revolving commitments under the credit facility to $300.0 million from $342.0 million and (2) reduces the annual limitation on capital expenditures to $175.0 million in each of 2005 and 2006, from $235.0 million and $250.0 million, respectively.

(7)  COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was $4,689 and $(564) for the three months ended September 30, 2004 and 2003, respectively, and $(16) and $8,652 for the nine months ended September 30, 2004 and 2003, respectively, which includes net income (loss) and the change in the foreign currency translation adjustment. A summary of the components of comprehensive (loss) income for the three and nine month periods ended September 30, 2004 and 2003 is presented below.

                                    Three Months Ended       Nine Months Ended
                                    ------------------      -----------------
                                       September 30,           September 30,
                                       ------------            ------------
                                     2004       2003          2004        2003
                                     ----       ----          ----        ----
     Net income (loss)             $  965      $(342)      $(1,174)     $1,273
     Foreign currency
         translation adjustment     3,724       (222)        1,158       7,379
                                    -----      -----         -----       -----
     Comprehensive income (loss)  $ 4,689      $(564)      $   (16)     $8,652
                                    =====        ===            ==       =====


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

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(9)  HURRICANE IMPACT

     As a result of the recent hurricanes experienced in the southeast region of the U.S., approximately 500 mobile office and storage units, the majority of which were not on rent, with a book value of approximately $3.2 million were destroyed. In addition, the Company incurred additional damages related to mobile office and storage units as well as Company property and equipment. An evaluation of the damage caused by these storms is currently underway; however, the Company's current estimate of the total costs related to these storms, including the value of the destroyed units noted above, is approximately $4.5 million. The Company believes that proceeds from casualty insurance will cover the costs of replacing or repairing these units, as well as other hurricane related damages to the Company's assets. Amounts received in excess of damage costs incurred, if any, will be recorded when readily determinable. The book value of the units destroyed by the hurricanes is included in prepaid expenses and other current assets within the Company's consolidated balance sheet.


(10) COMMITMENTS AND CONTINGENCIES

     Currently, the Company is involved in various lawsuits and claims arising out of the normal course of its business. The nature of the Company's business is such that disputes occasionally arise with vendors including suppliers and subcontractors and customers over warranties, contract specifications and contract interpretations among other things. The Company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on the Company's assessment of its exposure. The Company has insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under pending litigation and claims will not have a material adverse effect on the financial position or operating results of the Company.

     In May 2002, the Company brought action against a customer to recover approximately $0.2 million of monies owed to the Company on a construction project. In December 2002, this customer counterclaimed against the Company and filed claims against various subcontractors and suppliers to the project alleging breach of various warranties and negligence among other things. The customer has asserted that it is seeking to recover its direct losses related to this $2.6 million project as well as other damages. The case is currently in discovery. During the third quarter of 2004, a mediation process commenced and is currently underway. The Company believes that it is reasonably possible that the customer will recover some proceeds from the dispute; however, the amount of such proceeds cannot be determined at this time. To the extent that the Company is ultimately liable to the customer, the Company believes it has adequate insurance coverage to apply to its portion of the claim. The Company, with its insurance carriers, continues to vigorously defend itself in this matter.

     In January 2003, the Company was awarded a contract to construct and renovate classrooms in an elementary school located in New Jersey. The Company contracted with various subcontractors for certain components of the project. During the course of the construction, the modular units were impacted by weather conditions, including torrential rains, from which the units were not properly protected by the subcontractors performing the work. As a result, damage to the units resulted. In order to ensure that these damages would be repaired and completed in advance of the school term, the Company promptly repaired the damage.

                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

(10) COMMITMENTS  AND  CONTINGENCIES   (Continued)

     To date the Company estimates the total costs of the repairs to approximate $1.8 million. As of September 30, 2004, the Company has incurred costs to repair these damages totaling approximately $1.6 million. These costs are included in prepaid expenses and other current assets in the Company's consolidated balance sheet. The Company and its legal counsel have determined that the subcontractors are responsible for the damages, and are currently seeking full recovery for costs incurred from the parties involved. In addition, the Company has builders risk insurance to cover some portion of the claim. The Company is pursuing these claims vigorously and believes that it will recover the amount of its repair costs.


(11) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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


                                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                            Notes to Consolidated Financial Statements (Continued)


(11)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
       (Continued)


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

                                                                         As of September 30, 2004
                                                                         ------------------------
                                                                       Guarantor
                                                          Parent      Subsidiaries   Eliminations     Consolidated
                                                        ------------ --------------- --------------- -------------
        Balance Sheet
         Assets:
            Rental equipment, at cost                   $   356,421    $  758,941    $          -   $   1,115,362
            Less accumulated depreciation                    76,065       170,295               -         246,360
                                                        ------------ --------------- --------------- -------------
            Net rental equipment                            280,356       588,646               -         869,002

            Property and equipment, net                      77,092         2,246               -          79,338
            Investment in subsidiaries                      517,784             -        (517,784)              -
            Other assets                                    368,985         8,123         (42,584)        334,524
                                                        ------------ --------------- --------------- ------------
            Total assets                                $ 1,244,217    $  599,015    $   (560,368)   $  1,282,864
                                                        ============ =============== =============== ============

         Liabilities:
             Accounts payable and accrued expenses      $    86,845    $    3,651    $          -    $     90,496
             Debt                                         1,005,405             -               -       1,005,405
             Other liabilities                              164,314        51,926         (42,584)        173,656
                                                        ------------ --------------- ---------------  -----------
             Total liabilities                            1,256,564        55,577         (42,584)      1,269,557
                                                        ------------ --------------- ---------------  -----------
         Equity :                                           (12,347)      543,438        (517,784)         13,307
                                                        ------------ --------------- ---------------  -----------
            Total liabilities and stockholder's equity  $ 1,244,217    $  599,015    $   (560,368)   $  1,282,864
                                                        ============ =============== ===============  ===========





                                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                            Notes to Consolidated Financial Statements (Continued)


(11)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
       (Continued)


                                                                          As of December 31, 2003
                                                                          -----------------------

                                                                      Guarantor
                                                          Parent     Subsidiaries   Eliminations     Consolidated
                                                        ------------ -------------- ---------------- ------------
Balance Sheet
 Assets:
    Rental equipment, at cost                          $    285,649    $  767,223   $           -    $ 1,052,872
    Less accumulated depreciation                            59,237       165,557               -        224,794
                                                        ------------ -------------- ---------------- -----------
    Net rental equipment                                    226,412       601,666               -        828,078

    Property and equipment, net                              79,217         1,533               -         80,750
    Investment in subsidiaries                              546,750             -        (546,750)             -
    Other assets                                            328,802         9,461         (41,980)       296,283
                                                        ------------ -------------- ---------------- -----------
    Total assets                                       $  1,181,181    $  612,660   $    (588,730)   $ 1,205,111
                                                        ============ ============== ================ ===========

 Liabilities:
     Accounts payable and accrued expenses             $     55,528    $    3,342   $           -    $    58,870
     Debt                                                   962,178             -               -        962,178
     Other liabilities                                      171,197        41,981         (41,980)       171,198
                                                        ------------ -------------- ---------------- -----------
     Total liabilities                                    1,188,903        45,323         (41,980)     1,192,246
                                                        ------------ -------------- ---------------- -----------
Equity:                                                      (7,722)      567,337        (546,750)        12,865
                                                        ------------ -------------- ---------------- -----------
     Total liabilities and stockholder's equity        $  1,181,181    $  612,660   $    (588,730)    $1,205,111
                                                        ============ ============== ================ ===========


                                                                For the Nine Months Ended September 30, 2004
                                                                --------------------------------------------
                                                                      Guarantor
                                                          Parent     Subsidiaries   Eliminations     Consolidated
                                                        ------------ -------------- ---------------- ------------
Results of Operations
Total revenues                                         $    349,462    $   71,874   $     (52,085)     $  369,251

Gross profit                                                130,796        42,579         (34,068)        139,307

Other expenses                                              136,387        38,162         (34,068)        140,481

Net (loss) income                                      $     (5,591)   $    4,417   $           -      $   (1,174)







                                    WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES
                              Notes to Consolidated Financial Statements (Continued)


(11) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

                                                                 For the Nine Months Ended September 30, 2003
                                                                 --------------------------------------------

                                                                      Guarantor
                                                          Parent     Subsidiaries   Eliminations     Consolidated
                                                        ------------ -------------- ---------------- ------------
Results of Operations
Total revenues                                         $    307,947    $   69,148   $     (52,860)     $  324,235

Gross profit                                                127,001        40,678         (33,963)        133,716

Other expenses                                              129,652        36,754         (33,963)        132,443

Net (loss) income                                      $     (2,651)   $    3,924   $           -      $    1,273



                                                                 For the Nine Months Ended September 30, 2004
                                                                 --------------------------------------------
                                                                      Guarantor
                                                          Parent     Subsidiaries   Eliminations     Consolidated
                                                        ------------ -------------- ---------------- ------------
Cash Flows
Cash provided by operating activities                  $     11,638    $   27,964   $           -      $   39,602

Cash used in investing activities                           (52,622)      (28,495)              -         (81,117)

Cash provided by financing activities                        42,149             -               -          42,149
Effect of change in translation rates                        (1,007)          531               -            (476)
                                                        ------------ -------------- ---------------- ------------
Net change in cash                                              158             -               -             158
Cash at beginning of period                                     386             1               -             387
                                                        ------------ -------------- ---------------- ------------
Cash at end of period                                  $        544    $        1   $           -      $      545
                                                        ============ ============== ================ ============

                                                                 For the Nine Months Ended September 30, 2003
                                                                 --------------------------------------------
                                                                      Guarantor
                                                          Parent     Subsidiaries   Eliminations     Consolidated
                                                        ------------ -------------- ---------------- ------------
Cash Flows
Cash provided by operating activities                  $     44,641    $   25,319   $           -      $   69,960

Cash used in investing activities                            (4,847)      (28,119)              -         (32,966)

Cash used in financing activities                           (37,126)            -               -         (37,126)
Effect of change in translation rates                        (2,404)        2,505               -             101
                                                        ------------ -------------- ---------------- ------------
Net change in cash                                              264          (295)              -             (31)
Cash (overdraft) at beginning of period                        (622)        1,049               -             427
                                                        ------------ -------------- ---------------- ------------
Cash  at end of period                                 $       (358)   $      754   $           -      $      396
                                                        ============ ============== ================ ============


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

     Goodwill and Other Intangible Asset Impairment. We have significant intangible assets related to goodwill and other acquired intangibles. We periodically evaluate our long lived assets and intangible assets for potential impairment indicators. The determination of whether or not these assets are impaired involves significant judgments regarding estimated future cash flows, market conditions, operational performance, and/or legal factors. Goodwill, in particular, is evaluated on an annual basis on October 1st. Based on our most recent valuation of goodwill, we determined that goodwill was not impaired. Future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

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

     Stock-based Compensation. Prior to 2003, we accounted for our issuance of stock options and any modifications thereof using variable plan accounting and the intrinsic value method under Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 - Accounting for Stock-Based Compensation. We selected the modified prospective method of adoption described in SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). Under SFAS No. 148 stock compensation expense related to the fair value of our outstanding options must be recognized using estimates of the risk free interest rate, estimated option life, volatility, dividend yield, and the exercise price. No significant changes have been made during the nine months ended September 30, 2004 regarding these input variables that were presented in our annual report for the year ended December 31, 2003.

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

     Overview

     In the nine months ended September 30, 2004, revenues were $369.3 million, a 13.9% increase above the same period of 2003, primarily driven by increased new unit sales and related delivery and installation activity. Gross profit for the nine months ended September 30, 2004 of $139.3 million represented only a 4.2% increase above the same period of 2003 primarily due to lower gross profit margins resulting from competitive pricing pressures as well as increased refurbishment and maintenance costs on leased units. Operating expenses for the nine months ended September 30, 2004 increased $9.6 million, a 7.3% increase over the same period of 2003. Net loss for the nine months ended September 30, 2004 was $1.2 million as compared to net income of $1.3 million for the same period of 2003.

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

     We estimate the resulting transaction would result in annual increases to revenues, income before income taxes, and operating cash flows of approximately $10.2 million, $4.4 million and $4.5 million, respectively. The estimated income before income taxes of $4.4 million includes estimated interest and depreciation expenses of $2.0 million and $1.7 million, respectively. The average age of the units acquired is approximately 6 years while the remaining depreciable lives range from 2 to 19 years with an average remaining life of approximately 14 years. Operating leases assumed in the transaction have an average contractual life of less than two years, however, we expect a significant number of these units to either continue on a month-to-month basis or be re-leased.


     Hurricane Impact

     As a result of the recent hurricanes experienced in the southeast region of the U.S., approximately 500 mobile office and storage units, the majority of which were not on rent, with a book value of approximately $3.2 million were destroyed. In addition, the Company incurred additional damages related to mobile office and storage units as well as Company property and equipment. An evaluation of the damage caused by these storms is currently underway; however, the Company's current estimate of the total costs related to these storms, including the value of the destroyed units noted above, is approximately $4.5 million. The Company believes that proceeds from casualty insurance will cover the costs of replacing or repairing these units, as well as other hurricane related damages to the Company's assets. Amounts received in excess of damage costs incurred, if any, will be recorded when readily determinable. The book value of the units destroyed by the hurricanes is included in prepaid expenses and other current assets within the Company's consolidated balance sheet.

Results of Operations

   Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003.

     Revenues in the three month period ended September 30, 2004 were $138.1 million; a $21.4 million or 18.4% increase from revenues of $116.7 million in the same period of 2003. The increase resulted primarily from a $8.5 million or 30.5% increase in delivery and installation revenues, a $4.7 million or 93.3% increase in sales of rental equipment, a $4.1 million or 20.2% increase in sales of new units, a $3.6 million or 6.7% increase in leasing, and a $0.6 million or 5.7% increase in other revenue from the same period of 2003. The increases in sales of new units and corresponding increase in delivery and installation are largely due to continued growth in the education industry we serve, particularly in the west and southeast regions of the country, as well as increased modular construction sales activity in the northeast and north central regions of the country. Increased used sales activity resulted in increased sales of rental equipment for the three month period ended September 30, 2004 as compared to the same period of 2003. The 6.7% increase in leasing revenue for the three months ended September 30, 2004, as compared to the same period of 2003, resulted from an increase of approximately 4,100 units on rent, which includes our purchase of California classroom units in the first quarter of 2004, and an increase in the average rental rate. Average fleet utilization of approximately 80% for the three month period ended September 30, 2004 was up approximately 3% from the same period of the prior year. Of this increase, 2.4% is attributed to the Company's strategic initiative to dispose of selected rental units in our lease fleet, as disclosed in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Our average monthly rental rate increased by $2 to $250 for the three months ended September 30, 2004 as compared to the same period of 2003. Other revenue increased 5.7% for the quarter ended September 30, 2004 as compared to the same period of 2003 due primarily to increased sales of miscellaneous products and services. During the third quarter of 2003, other revenue also included $1.0 million of profit related to the sale of a branch facility.

     Gross profit for the three month period ended September 30, 2004 was $49.3 million, a $3.9 million or 8.7% increase from the same period of 2003. This increase was primarily driven by the increased revenues described above. Gross profit margin percentage from delivery and installation and sales of new units decreased by 0.8%, and 2.5%, respectively, primarily due to competitive pricing pressures. Leasing gross profit margin percentage for the three months ended September 30, 2004 decreased by 0.4% due primarily to increased refurbishment and maintenance costs, partially offset by the increase in leasing revenue described above. Gross profit margin from sales of rental equipment and other revenue increased by $0.9 million and $0.3 million, respectively, as compared to the same period of 2003 primarily due to an increase in sales of rental equipment and other revenue as discussed above.

     Selling, general and administrative expenses for the three month period ended September 30, 2004 increased by approximately $1.9 million or 10.4% to $20.6 million from $18.7 million in the same period of 2003. This increase is primarily associated with increased employee related costs, business insurance, professional fees and marketing related costs.

     Interest expense for the three month period ended September 30, 2004 decreased by $0.5 million or 2.2% to $23.3 million from $23.8 million in the same period of 2003 due to a prior year write-off of deferred financing costs in the amount of $2.5 million and a $20.9 million or 6.3% decrease in the average credit facility debt over the same period of 2003, partially offset by the incremental interest expense incurred on the $150.0 million of 10.0% senior secured notes. The net proceeds of the notes were used to pay off portions of the term loan and revolving credit facility debt in August 2003.

     Income before income taxes for the three months ended September 30, 2004 was approximately $1.6 million, an increase of approximately $2.1 million from a loss of $0.6 million for the same period 2003. The effective tax rates for the three month periods ended September 30, 2004 and 2003 were approximately 38% and 40%, respectively.

   Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003.

     Revenues for the nine months ended September 30, 2004 were $369.3 million; a $45.0 million or 13.9% increase from revenues of $324.2 million in the same period of 2003. The increase resulted primarily from a $17.4 million or 25.6% increase in delivery and installation revenues, a $15.2 million or 28.8% increase in sales of new units, a $6.1 million or 41.2% increase in sales of rental equipment, a $4.2 million or 2.6% increase in leasing revenue, and a $2.1 million or 7.4% increase in other revenue from the same period of 2003. The increases in sales of new units and corresponding increase in delivery and installation revenues are largely due to continued growth in the education industry we serve, particularly in the southeast and west regions of the country. Increased used sales activity, particularly in the west and north central regions of the country, resulted in increased sales of rental equipment for the nine months ended September 30, 2004 as compared to the same period of 2003. The 2.6% increase in leasing revenue for the nine month period ended September 30, 2004 resulted from an increase of approximately 2,600 units on rent, which includes our purchase of California classroom units in the first quarter 2004, partially offset by a decrease of $2 in our average rental rate. Average fleet utilization of approximately 80% for the nine month period ended September 30, 2004 was up approximately 4% from the same period of the prior year. Of this increase, 2.4% is attributed to the strategic initiative previously discussed. Other revenue increased 7.4% for the nine month period ended September 30, 2004 from the same period of 2003 due primarily to increased sales of miscellaneous products and services. During the nine month period ended September 30, 2003, other revenue also included $1.0 million of profit related to the sale of a branch facility.

     Gross profit for the nine month period ended September 30, 2004 was $139.3 million, a $5.6 million or 4.2% increase from the same period of 2003. This increase was primarily driven by the increased sales of new units, and delivery and installation revenues described above. Gross profit margin percentage from the sales of new units, and delivery and installation decreased by 1.4% and 0.7%, respectively, due to competitive pricing pressures. Gross profit margin from the sales of rental equipment and other revenue increased by $1.3 million and $0.5 million, respectively, primarily due to an increase in sales of rental equipment and other revenue as compared to the same period of 2003. Leasing gross profit and the leasing gross profit margin percentage for the nine months ended September 30, 2004 decreased by $0.5 million and 1.1%, respectively, as compared to the corresponding prior year period. These decreases resulted primarily from increased refurbishment and maintenance costs, partially offset by the increase in leasing revenue for the nine month period ended September 30, 2004 as compared to the same period of 2003.

     Selling, general and administrative expenses for the nine month period ended September 30, 2004 increased by $5.1 million or 9.0% to $61.5 million from $56.4 million in the same period of 2003. This increase is primarily associated with increased employee and facility related costs, business insurance, professional fees and marketing related costs.

     Interest expense for the nine month period ended September 30, 2004 increased by $4.0 million or 6.2% to $68.8 million from $64.7 million in the same period of 2003 due primarily to the incremental interest expense incurred on the $150.0 million of 10.0% senior secured notes. The net proceeds of the notes were used to pay off portions of the term loan and revolving credit facility debt in August 2003. This incremental interest expense was partially offset by a $99.7 million or 25.4% decrease in the average credit facility debt over the same period of 2003. Also included in the 2003 interest expense was a write-off of deferred financing costs in the amount of $2.5 million.

     Loss before income taxes for the nine months ended September 30, 2004 was $1.9 million, a decrease of $4.0 million from $2.1 million in income before taxes for the same period 2003. The effective tax rates for the nine month periods ended September 30, 2004 and 2003 were approximately 38% and 40%, respectively.


Contractual Obligations and Commercial Commitments

     During the nine months ended September 30, 2004, there was no material change in our contractual obligations and commercial commitments outside of the ordinary course of business.


Liquidity and Capital Resources

     During the nine months ended September 30, 2004, and 2003, cash flow from operating activities were $39.6 million and $70.0 million, respectively. These funds were largely generated by the rental of units from our lease fleet, the associated delivery and installation services from rental and sales activities and other products. The $30.4 million decrease in cash flow from operating activities for the nine month period ended September 30, 2004 was substantially the result of increased receivables related to increased classroom sales, particularly in the west and southeast regions of the country, and modular construction activity at September 30, 2004 as compared to the decrease in receivables experienced during the same periods of 2003. Other factors that impacted the decrease in net cash provided by operating activities from 2003 included increases in selling, general, and administrative expenses (SG&A), and increases in paid interest resulting from the incremental interest discussed above, partially offset by increased payables, other accrued expenses, and rents billed in advance. The increase in accounts payable and other accrued expenses resulted primarily from the timing of related payments while the increase in rents billed in advance is primarily the result of increased leasing activity. See Results of Operations above for further discussion of SG&A and interest expense fluctuations.

     Cash used in investing activities was $81.1 million and $33.0 million for the nine months ended September 30, 2004 and 2003, respectively. In June 2003, acquisition purchases consisted of a $3.3 million purchase of a Canadian company while in March 2004, we acquired nearly 3,800 relocatable classrooms located in the state of California for approximately $43.5 million. In August 2004, we made an investment in a mobile office company, headquartered in Spain, for approximately $4.7 million. See Note 4 to the Consolidated Financial Statements for further discussion of the California fleet purchase and Note 5 for further discussion of the minority investment. In addition to acquisitions, our primary capital expenditures are for the discretionary purchase of new units for the lease fleet. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.

     Net cash provided by financing activities of $42.1 million for the nine month period ended September 30, 2004 consisted of additional net borrowings under our revolving credit facility, which were used to supplement cash flow from operating activities in the funding of capital expenditures for the nine months ended September 30, 2004, as well as the $43.5 million California fleet purchase as described above. Net cash used in financing activities of $37.1 million for the nine month period ended September 30, 2003 consisted primarily of net repayments of debt under our revolving credit facility.

     The credit agreement contains restrictions on the amount of dividends that we can pay to Scotsman Holdings, Inc. (Holdings) and requires compliance with certain financial covenants including capital expenditures and ratios. We amended our bank credit facility, effective September 24, 2004 to increase our permitted maximum leverage ratio of 6.60:1 to 6.75:1 at September 30, 2004. The ratio remains at 6.75:1 until June 30, 2005 at which time it decreases to 6.60:1. The leverage ratio decreases thereafter over time to 6.25:1 at September 30, 2006. In addition, the amendment (1) reduces the total revolving commitments under the credit facility to $300.0 million from $342.0 million and (2) reduces the annual limitation on capital expenditures to $175.0 million in each of 2005 and 2006, from $235.0 million and $250.0 million, respectively. This amendment provides us with additional financial flexibility and supplements our funding from operations in meeting both short-term and long-term goals.

     In addition to the leverage ratio, our credit agreement contains covenants for a consolidated interest coverage ratio of 1.70:1 and a minimum average annual utilization rate for our fleet of 74% at September 30, 2004 increasing to 75% after December 31, 2004. The failure to maintain these required ratios would result in us not being able to borrow under the credit agreement and, if not cured within the grace periods, would result in a default under the credit agreement. We are currently in compliance with all financial covenants.

     Our total credit facility (including the term loan and revolver commitment) was $506.8 million at September 30, 2004. Borrowing base (collateral)
availability calculated in accordance with the credit agreement under this facility was $190.3 million at September 30, 2004. Consolidated Leverage Ratio covenant restrictions further limited our borrowing availability at September 30, 2004 to $40.3 million. In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facility. We believe we will have sufficient liquidity under our revolving line of credit and from cash generated from operations to fund our operations for at least the next 12 months. Our credit facility expires December 2006 and our 9.875% and 10.0% senior notes mature in 2007 and 2008, respectively. It is expected that we will refinance outstanding obligations under these instruments prior to their maturities. Until such time, we expect that funds from operations will be sufficient to satisfy debt service requirements related to these obligations.

     For the period ended September 30, 2004, our actual Consolidated Leverage Ratio was 6.49:1 as compared to the maximum covenant requirement of 6.75:1 and our actual Consolidated Interest Coverage Ratio was 1.79:1 as compared to the minimum covenant requirement of 1.70:1. The Consolidated Interest Coverage Ratio was calculated by dividing Consolidated EBITDA (as defined in our credit agreement) of $151.1 million for the twelve month period ended September 30, 2004 by cash interest expense of $84.4 million as defined in the credit agreement. The Consolidated Leverage Ratio was calculated by dividing the September 30, 2004 consolidated debt balance of $1.0 billion by Consolidated EBITDA for the twelve month period ended September 30, 2004. For Consolidated Leverage Ratio calculation purposes, Consolidated EBITDA for the twelve months ended September 30, 2004 was $154.9 million which, in accordance with the credit agreement, includes $3.8 million relating to acquisitions made during the calculation period.

     Consolidated EBITDA as defined in our credit agreement represents the trailing 12 months consolidated Holdings net income plus consolidated interest, tax, depreciation and amortization expenses, and excludes gains and losses on sales of fixed assets and any other non-cash items. It is used in determining our compliance with the financial ratios required by our agreement. Consolidated EBITDA should not be considered in isolation or as a substitute to cash flow from operating activities, net income or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

     Although not required by our credit agreement, if Holdings' cash flow from operating activities for the twelve months ended September 30, 2004, the most directly comparable GAAP measure to Consolidated EBITDA, were used in these calculations instead of Consolidated EBITDA, our leverage ratio and interest coverage ratio would have been 23.3:1 and .51:1, respectively.

     The table below reconciles Consolidated EBITDA, calculated pursuant to the credit agreement, to cash flow from operating activities for the twelve months ended September 30, 2004, the most directly comparable GAAP measure (in thousands).

                                                          Twelve Months Ended
                                                          September 30, 2004
                                                          ------------------
Consolidated EBITDA                                           $   154,916 (a)
Increase in net receivables                                       (25,917)
Increase in accounts payable and accrued expenses                  24,928
Interest paid                                                     (85,030)
Increase in other assets                                          (10,296)
Decrease in other liabilities                                      (5,349)
Gain on sale of equipment                                          (5,628)
Pro forma EBITDA impact of acquisitions                            (3,774)
                                                                   ------
Cash flow from operating activities-Holdings level            $    43,850 (a)
                                                                   ======

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


Item 4. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures.

          Our Chief Executive Officer and Acting Chief Financial Officer has concluded, based on his evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a - 15(e) and 15d - 15(e)) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


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


Item 6.        Exhibits


      (10.2) Fourth Amendment dated as of September 24, 2004, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent.

      (21.1) Subsidiaries of Registrant: Willscot Equipment, LLC, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., Williams Scotsman Mexico S. de R.L. de C.V., and Williams Scotsman Europe, S.L.

      (31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer and Acting Chief Financial Officer of the Company.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WILLIAMS SCOTSMAN, INC.



                                            By:  /s/ Gerard E. Holthaus
                                                 ------------------------------
                                                 Gerard E. Holthaus
                                                 Chief Executive Officer and
                                                 Acting Chief Financial Officer


Dated: November 12, 2004

Exhibit (31.1)



                                  CERTIFICATION
       I, Gerard E. Holthaus, Chief Executive Officer and Acting Chief Financial Officer, certify, that:

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

               (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                    a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

                    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

               (5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



         /s/ Gerard E. Holthaus
         ----------------------
         Gerard E. Holthaus
         Chief Executive Officer and
         Acting Chief Financial Officer

         November 12, 2004