Form 10-K
period 2004-12-31
WILLIAMS SCOTSMAN INC
filed 2005-03-31
CIK 869231

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  033-68444

WILLIAMS SCOTSMAN, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	52-0665775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8211 Town Center Drive Baltimore, Maryland	21236
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code:  (410) 931-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No  ☒*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

There are no shares of the Registrant’s common stock held by non-affiliates of the Registrant.

As of March 30, 2005 3,320,000 shares of the Registrant’s common stock were outstanding. * The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.  The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it were subject to such filing requirements.

SAFE HARBOR STATEMENT – CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-K for the year ended December 31, 2004 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following:  substantial leverage and our ability to service debt; changing market trends in the modular space industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.           Business

General

We are currently the leading national provider of mobile and modular building solutions in North America with units leased through a network of branch offices located throughout the United States, Canada, and certain parts of Mexico. Our mobile office units provide high quality, cost-effective relocatable space solutions to approximately 25,000 customers in 450 industries, including construction, education, commercial and industrial and government. Our leasing operations have generated recurring revenues, high levels of repeat business and an average existing lease duration of approximately 23 months. In addition to our core leasing operations, we sell new and previously leased mobile office units and provide delivery, installation and other ancillary products and services.

Our mobile office fleet is generally comprised of standardized, versatile products that can be configured to meet a wide variety of customer needs. The units are fitted with axles and hitches and are towed to various locations. Most units are wood frame mounted on a steel chassis, contain materials used in conventional buildings and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Mobile office units are durable and generally have an estimated useful life of 20 years. Storage products are windowless and are typically used for secure storage space.  There are generally two types: ground-level entry storage containers and storage trailers with axles and wheels.  The basic storage unit features a roll-up or swing door at one end.  Units are made of heavy exterior metals for security and water tightness.  Storage products generally have an estimated useful life of 20 years also. The average age of our mobile office units is approximately 9 years while the average age of the storage units is approximately 11 years.  The average age of the total fleet is approximately 9 years.

From 1997 to 2004, we increased revenues at a compound annual growth rate, or “CAGR,” of 11.2% to $497.9 million. Over the same period, cash flow from operating activities increased at a CAGR of 8.3% to $56.9 million.  The number of lease fleet units increased 102% to 95,000 units for the same period. We have achieved this growth by expanding our lease fleet through factory purchases and acquisitions, expanding our branch network, increasing ancillary high margin services and product lines and improving fleet management.

We believe that the North American modular space industry (excluding manufacturing operations) approximates $3 billion in revenue. This is primarily driven by positive demographic trends, economic expansion, an increase in the number of applications for modular space and a greater recognition of the product’s positive attributes. By outsourcing their space needs, our customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs. The portable storage industry is expanding due to increasing awareness of the advantages of portable storage products. These advantages include convenience, immediate accessibility, better security, and lower price.  Storage units are a highly complementary product offering to users of mobile offices.

History

Our company was formed by the 1990 merger of Williams Mobile Offices, Inc., referred to as “Williams,” and Scotsman Manufacturing, Inc.  Both companies were founded in the mid-1940s. At the time of the combination, Williams had 17 offices located in 13 Eastern states and 15,000 rental units.  Scotsman Manufacturing, Inc. had 11 offices located in four Western states and 7,500 rental units.  Both Williams and Scotsman Manufacturing, Inc. had mobile office leasing as well as manufacturing and modular building operations.  Subsequent to the merger, we made the strategic decision to close our manufacturing facilities and focus on core leasing activities. In December 1993, Odyssey Partners, L.P., together with management, acquired all of the common stock of Scotsman Holdings, Inc., which owns 100% of the outstanding voting securities of Williams Scotsman, Inc.

Pursuant to a recapitalization agreement, on May 22, 1997, our parent, Scotsman Holdings, Inc. (“Holdings”) (i) repurchased 3,210,679 shares of its outstanding common stock for an aggregate of approximately $293.8 million in cash and approximately $21.8 million in promissory notes which were repaid in January 1998 and (ii) issued 1,475,410 shares of common stock for an aggregate of approximately $135.0 million in cash.  Such amounts have not been restated for the three-for-one stock split granted by Holdings in December 1997.  Pursuant to the May 1997 recapitalization, an investor group, which included affiliates of The Cypress Group L.L.C. and Keystone, Inc., acquired a significant equity stake in Holdings. In related transactions, Holdings and Williams Scotsman, Inc. refinanced their outstanding indebtedness.  The transactions described above are collectively referred to herein as the “1997 Recapitalization”.

Expansion and Acquisitions

Since the 1997 Recapitalization, we have added several 100% owned subsidiaries, including Willscot Equipment LLC or “Willscot”, Space Master International, Inc., or “SMI,” Williams Scotsman of Canada, Inc., or “WSC,” Evergreen Mobile Company, or “Evergreen,” and Truck and Trailer Sales, Inc., or “TNT.”  Willscot was created in 1997 as part of the 1997 Recapitalization of our company and WSC was formed in April 1998 to begin our expansion into the Canadian marketplace.  We acquired SMI, a privately held Georgia corporation, on September 1, 1998 for total consideration of $272.7 million adding approximately 12,800 units to our lease fleet.  On February 1, 1999, we acquired Evergreen, a privately held Washington corporation with a 2,000 unit mobile office fleet, for $36.2 million.  TNT was acquired in August of 2000 for $8.6 million and added 1,000 units to our lease fleet.  SMI, Evergreen and TNT currently have no assets or operations.

In addition, we have completed several asset acquisitions over the past five years as a complement to our internal fleet growth and branch expansion.  We purchased the sales and leasing business of Mckinney Mobile Modular, or “Mckinney,” a privately held California corporation with a fleet of 1,600 units, on February 1, 2001 for total consideration of $26.1 million.  On July 31, 2002 we acquired the mobile office and storage product fleet of Northgate Industries Ltd., an Edmonton, Alberta-based Canadian company that was involved in the leasing of mobile offices to industrial markets.  The transaction added over 500 units for a net purchase price of $7.0 million.  On May 29, 2003 we purchased the mobile office leasing fleet business of AFA Locations Inc, a Montreal-based Canadian company. The purchase price was  $3.2 million and the transaction added approximately 300 units.

On March 26, 2004, we acquired nearly 3,800 relocatable Division of State Architect (DSA) classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million. On July 28, 2004, we, through our  100% owned subsidiary, Williams Scotsman Europe, S.L., acquired an 8.5% minority interest in Wiron Construcciones Modulares, SA., (Wiron) headquartered in Parla, Spain for approximately $4.7 million. On November 17, 2004 we purchased the mobile office leasing fleet business of J. Leo Chartrand Inc., a Montreal-based Canadian company. The purchase price was approximately $1.9 million and the transaction added approximately 160 units.  During 2004, we entered the Mexican market through the formation of a 100% owned subsidiary and the establishment of a branch office in Monterrey, Mexico.

Competitive Strengths

Market Leadership. We believe we are one of two national operators competing in the highly fragmented modular space industry and are a leading national provider of mobile and modular building solutions for the construction, education, commercial, healthcare, and government markets. Other than our national competitor, we believe our lease fleet is more than three times larger than that of our next largest competitor.

National Presence and Customer Diversity. Our national presence provides us with the benefits of (1) customer and geographic diversification, (2) less sensitivity to regional economic downturns, (3) the ability to redeploy units within our branch network to optimize utilization levels in response to regional economic downturns, which reduces the need for new unit purchases and (4) economies of scale. We have approximately 25,000 customers, the largest of which accounted for only 1.3% of 2004 revenues.

Effective Fleet Management. Our lease fleet is actively managed to maximize customer satisfaction, optimize fleet utilization and improve fleet quality and flexibility.  Our proprietary management information system provides comprehensive fleet statistics and lease information that allows us to effectively monitor and allocate our units through our branch network.

We maintain a number of fleet management initiatives designed to improve operations and increase profitability, including (1) standardization of products, (2) maintaining fleet quality, and (3) portability of fleet. These initiatives are outlined in more detail below:

•                  Emphasis on Standardization of Products. We focus on maintaining a standardized lease fleet through a combination of new fleet purchasing guidelines and the conversion of any non-standard units into more standard configurations. Product standardization allows us to easily modify our structures to meet specific customer needs and thus increase utilization. Conversions of existing units from non-standard to standardized units can be completed, on average, at less than the cost of purchasing new units. Overall, we believe that the majority of our fleet is comprised of standardized, highly versatile products.

•                  Fleet Quality. Because we believe that rental rates are, to a greater extent, based upon physical condition rather than age, we monitor our fleet on a regular basis through periodic refurbishments, as well as the sale of idle units from our fleet, as deemed necessary. These activities allow us to manage fleet quality and composition.

•                  Portability of Fleet and Fleet Redeployment. We benefit greatly from our nationwide franchise and inventory management systems by actively redeploying excess fleet to areas of higher customer demand. The portability and standardized nature of the units allow them to be relocated to surrounding areas at relatively low cost, thus allowing us to minimize the purchase of new fleet units. As part of our fleet purchasing and conversion activities, we generally have our units built or converted to meet industrialized building codes for use in several surrounding states, thus allowing them to be redeployed as necessary.

Dedicated Marketing and Customer Service. Through extensive marketing and customer service programs, we focus on maintaining and expanding long-term customer relationships. We also maintain a full-service support staff at the local level to prepare units for lease and maintain units while on lease. As a result of this extensive customer service, our leasing operations have generated recurring revenues due to high levels of repeat business.

Experienced Management. Since 1997, the current management team has doubled the size of our fleet and increased the size of our branch network, both organically and through selective strategic acquisitions.  Management holds personal equity investments equivalent to approximately a 12% share of our parent company on a fully diluted basis. We believe that this represents a significant economic commitment to and a bona fide confidence in our company.

Operating Strategy

Due to the local and regional nature of our business, our goals are to become the leader in each of the local markets in which we compete and to expand our coverage to additional local markets.  To achieve market leadership, we have implemented a strategy which emphasizes (1) superior service, (2) a well-maintained, readily-available and versatile lease fleet, (3) effective fleet management using proprietary information systems, and (4) targeted marketing through an experienced and motivated sales force.  Our branch offices are distributed throughout the United States, Canada, and certain parts of Mexico and are located in a majority of the major metropolitan areas in the United States.

Management’s business and growth strategy includes the following:

Fleet and Branch Expansion.  We plan to continue to benefit from the industry’s favorable long-term growth trends by increasing customer penetration and fleet size in existing markets.  In addition, we plan to open branches in new markets where positive business fundamentals exist.  From January 1, 2000 to December 31, 2004, we increased the number of units from approximately 79,600 to 95,000 as a result of general fleet expansion and to a much lesser extent, through acquisitions.

Selective Fleet Acquisitions.  To complement our internal fleet and branch expansion, we plan to continue to benefit from the industry’s fragmentation and expand our geographic coverage by making selective acquisitions of mobile offices and storage product lease fleets.  Typically, there is a low cost of integrating acquired units which have existing leases that generate immediate revenues.  From January 1, 2000 to December 31, 2004, we made seven acquisitions of approximately 7,800 units for a total fleet purchase price of $84.3 million.  Units added through acquisitions have accounted for approximately 22% of the value of our total fleet purchases during this period.

Storage and Ancillary Products.  We continue to diversify our product offerings and deliver ancillary products and services to leverage our existing branch network.  Since January 1, 2000, we have grown our storage product fleet, which provides secure storage space, from 15,200 units to 19,600 at December 31, 2004.  Ancillary products and services include the rental of steps, furniture, ramps and security systems; sales of parts and supplies; and charges for granting insurance waivers and for damage billings.

Education Market Trends.  The education market accounted for approximately 28% of our 2004 revenues. We believe that the education market offers growth opportunities as a result of the following: (1) state and local governmental pressures to find cost effective ways to expand classroom capacity, (2) increased interstate and intrastate migrations necessitating rapid expansion of education space and (3) the predicted growth of the school age population.

Products

Our products can be used to meet a variety of customer needs. Sample applications include classrooms, construction site offices, temporary office space, sales offices and special events headquarters. Our mobile office fleet ranges from single-unit facilities to section modular structures, which combine two or more units into one structure for applications that require more space. Units typically range in size from 8 to 14 feet in width and 16 to 70 feet in length and are generally wood frame mounted on a steel chassis, constructed using a steel frame and undercarriage with an exterior of wood or aluminum. The units are fitted with axles and hitches and are towed to various locations. Most units contain materials used in conventional buildings and are equipped with air conditioning and heating, electrical outlets and, where necessary, plumbing facilities. Mobile office units are extremely durable and generally have an estimated economic useful life of 20 years.  During 2004, the average purchase price for new mobile office units (excluding storage products) was $15,300 and the average mobile office unit was leased for approximately $300 per month, although rates vary depending upon size, product type, features and geographic region. Products have varying lease terms, with average contractual terms of 13 months. However, most customers retain the product for a longer period as evidenced by an average existing lease duration of 23 months at December 31, 2004.

Our specific product offerings are described below:

Single-Wide Mobile Offices. Single-wide mobile offices are the most functional and versatile units in our lease fleet. Units typically have “open interiors” which can be modified using movable partitions. Single-wide mobile offices include tile floors, air conditioning/heating units, partitions and, if requested, toilet facilities.

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

Sales Offices. Sales offices are marketed to businesses that require site located space for sales presentations. Exteriors are typically wood-sided with some models offering recessed front entries. Our “Executive Line” sales offices are larger, more expensive versions of the standard sales office with more amenities.

Storage Products. Storage products are windowless and are typically used for secure storage space. There are generally two types: ground-level entry storage containers and storage trailers with axles and wheels. The basic storage unit features a roll-up or swing door at one end. Units are made of heavy exterior metals for security and water tightness.

Branch Network

As a key element to our market leadership strategy, we maintain a network of over 90 branch offices throughout the United States, Canada, and certain parts of Mexico. This network enables us to increase our product availability and customer service within our regional and local markets. Customers benefit because they are provided with (1) improved service availability, (2) reduced time to occupancy, (3) better access to sales representatives, (4) the ability to inspect units prior to rental and (5) lower freight costs which are typically paid by the customer. We benefit because we are able to spread regional overhead and marketing costs over a larger lease base, redeploy units within our branch network to optimize utilization, discourage potential competitors by providing ample local supply and offer profitable short-term leases which would not be profitable without a local market presence.

Management believes geographic diversification of our branch network mitigates economic and operating risk. In 2004, the northeast, mid-Atlantic, southeast, south central, west, north central and Canadian regions accounted for 18%, 12%, 22%, 10%, 22%, 10%, and 6% of our revenues, respectively.  During 2004, we entered the Mexican market through the formation of a 100% owned subsidiary and the establishment of a branch office in Monterrey, Mexico.  While we anticipate future revenue growth opportunities in this market, revenues for 2004 were not significant.  For the year ended December 31, 2004, 94% of our consolidated revenues were generated from U.S. operations.

Our branches are generally headed by a dedicated branch manager. Our branch system is supervised by seven regional managers and an executive vice president who collectively average 23 years of industry experience and 10 years with our company.  Management believes it is important to encourage employees to achieve revenue and profit levels and to provide a high level of service to our customers. Approximately 30% of the regional managers’ compensation is based upon the financial performance of their branches and approximately 45% of branch managers’ compensation is tied to budgeted adjusted EBITDA levels. Sales representatives’ compensation is commission driven and based on the gross profits of business written.

Operations

Leasing. Leasing revenue is a function of average monthly rental rate, fleet size and utilization. We monitor fleet utilization at each branch. For 2004, average fleet utilization was approximately 80%. While we adjust our pricing to respond to local competition in our markets, we believe that we generally achieve a rental rate equal to or above that of our competitors because of the quality of our products and our high level of customer service.

As part of our leasing operations, we sell used mobile office units from our lease fleet either at fair market value or, to a much lesser extent, pursuant to pre-established lease purchase options included in the terms of our lease agreements. Due in part to an active fleet maintenance program, our units maintain a significant percentage of their original value which includes the cost of the units as well as costs of significant improvements made to the units.

New Unit Sales. New unit sales include sales of newly-manufactured mobile office units. We do not generally purchase new units for resale until we have obtained firm purchase orders (which are generally non-cancelable) for such units. New mobile units are generally purchased more heavily in the late spring and summer months due to seasonal classroom and construction market requirements.

Delivery and Installation. We provide delivery, site-work, installation and other services to our customers as part of our leasing and sales operations. Revenues from delivery, site-work and installation result from the transportation of units to a customer’s location, site-work required prior to installation and installation of the mobile units which have been leased or sold. Typically units are placed on temporary foundations constructed by our service technicians, and service personnel will also generally install our ancillary products. We also derive revenues from tearing down and removing units once a lease expires.

Other. We also derive revenue from the sale of other products and services, including rental of steps, furniture and ramps; sales of parts, supplies and security systems; and charges for granting insurance waivers (i.e., charging a fee to customers who do not provide their own insurance certificate).

Capital Expenditures and Acquisitions

We closely monitor fleet capital expenditures, which include fleet purchases and capitalizable costs of improvements to existing units. Generally, fleet purchases are controlled by field and corporate executives, and must pass our fleet purchasing policy guidelines (which include ensuring that utilization rates and unrentable units levels are reviewed for acceptability, that redeployment, refurbishment and conversion options have been evaluated, and that specific return on investment criteria have been evaluated.) We purchase our units through approximately 70 third-party suppliers (most suppliers have only one factory, which generally serves a market within 300 to 400 miles), with no significant dependence on any supplier. The top three suppliers of units for 2004 represented approximately 32% of all fleet purchases, and the top ten suppliers represented approximately 60% of all fleet purchases. We believe that we have an excellent working relationship with our suppliers.

We believe that our fleet purchases are flexible and can be adjusted to match business needs and prevailing economic conditions. We are not “locked in” to long-term purchase contracts with manufacturers and can modify our capital spending activities to meet customer demand. For example, our fleet capital expenditures increased from approximately $40.8 million in 2002 to approximately $53.3 million in 2003 and then to approximately $79.9 million in 2004.

We supplement our fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and will adjust its fleet spending patterns as acquisition opportunities become available.  For example, on March 26,  2004, we acquired nearly 3,800 relocatable DSA classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million. We consider the purchase of these assets an asset purchase rather than an acquisition of a business because in many cases, the customer base of the leased units acquired was duplicative of our existing customer base, and we did not acquire employees, physical facilities, sales force, or other business related items.

Marketing

In addition to opening new branches, we use a number of marketing tools to generate new business and customers. By maintaining a detailed and updated customer and prospect tracking system, marketing and sales personnel generally can identify when a particular customer or prospect typically utilizes our products and may contact such customer or prospect regarding their future needs.

Through our marketing and sales efforts we have successfully expanded the uses for our products. For example, since 1993, the number of industries (as measured by Standard Industrial Classification “SIC” code) that lease or purchase our products has increased from 360 to 450. Additionally, we expect to continue to increase our penetration of other industries that would benefit from the usage of our products. See “—Customer Base.”

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

We also have a national accounts program which currently includes approximately 300 national accounts and we continue to pursue other national account relationships. The relationships are coordinated by a national account manager and serviced by the branch network. Due to our broad geographic capabilities, this program allows us to further differentiate ourselves from many of our “mom-and-pop” competitors by providing consistent service on a national basis.

Customer Base

We continually seek to expand our customer base and the applications for our products. Our customer base is comprised of approximately 25,000 companies, which operate in approximately 450 industries. We believe that the construction, education, commercial/industrial and other, and government industries accounted for approximately 28%, 28%, 24%, and 7%, respectively, of total revenues in 2004, and that no other industry accounted for more than 3% of total revenues in 2004. During 2004, no single customer accounted for more than 2% of our total revenues and our top ten customers accounted for approximately 7% of total revenues.

Our key customer industries as categorized by SIC Code are as follows:

Commercial/Industrial and Other. This category includes a variety of industries and product uses which help diversify our revenue stream. Common examples include: entertainment, recreation, transportation terminals, recycling, retail and fast food establishments, metal processing and refining and disaster relief. Although there are a number of different industries in this category, we believe that no single industry included in this category was material to us in 2004.

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

Education. Rapid and unpredictable shifts in populations within states often necessitate quick expansion of education facilities particularly in elementary and secondary schools. State and local governmental budgetary pressures, as well as classroom size reduction legislation, and refurbishment of existing facilities, have made mobile offices, especially multi-sectional offices, a convenient and cost-effective way to expand classroom, laboratory and library capacity. Our quality products are well suited for educational institutions, which demand a high level of maintenance and service support.

Government. Governmental users consist of federal, state and local public sector organizations such as the United States Environmental Protection Agency and state highway administrations. We have enjoyed particular success in focused niches such as prisons and jails, courthouses, military installations, national security buildings and NASA facilities. Our strategy of concentrated regional focus has been particularly successful in gaining business from local governmental customers.

Professional Services. Customers in this category include professionals from a broad array of industry sectors including engineering, architectural, accounting, legal, insurance and sales.

Healthcare. Healthcare customers are frequent users of multi-sectional facilities as administrative offices, waiting rooms, MRI and other diagnostic annexes adjacent to existing hospitals.

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

Fleet Management Information Systems

Our fleet information system is instrumental to our lease fleet management and targeted marketing efforts and allows management to monitor operations at our branches on a daily, weekly, and monthly basis. Lease fleet information is updated daily at the branch level and verified through a monthly physical inventory by branch personnel. This provides management with on-line access to utilization, lease fleet unit levels and rental revenues by branch or geographic region. In addition, an electronic file for each unit showing its lease history and current location/status is maintained in the information system. Branch sales people utilize the system to obtain information regarding unit availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information.

Regulatory Matters

We must comply with various federal, state and local environmental, health and safety laws and regulations in connection with our operations. We believe that we are in substantial compliance with these laws and regulations. In addition to compliance costs, we may incur costs related to alleged environmental damage associated with past or current properties owned or leased by us. We believe that our liability, if any, for any environmental remediation will not have a material adverse effect on our financial condition. However, we cannot be certain that the discovery of currently unknown matters or conditions, new laws and regulations, or stricter interpretations of existing environmental laws will not have a material adverse effect on our business or operations in the future.

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

Competition

Although our competition varies significantly by market, the modular space industry, in general, is highly competitive. We compete primarily in terms of product availability, customer service and price. We believe that our reputation for customer service and our ability to offer a wide selection of units suitable for various uses at competitive prices allows us to compete effectively. However, our primary competitor, GE Capital Modular Space, is less leveraged, has greater market share or product availability in some markets and has greater financial resources and pricing flexibility than us.

Employees

As of December 31, 2004 we had approximately 1,250 employees. None of our employees are covered by a collective bargaining agreement. Management believes its relationship with our employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees.

Risk Factors

Risks Relating to Our Indebtedness

Our substantial debt could adversely affect our financial health.

We have a substantial amount of debt. As of December 31, 2004, we had $1.0 billion of indebtedness.

Our substantial debt could have important consequences including:

•                                          making our company more vulnerable to general adverse economic and industry conditions;

•                                          limiting our ability to obtain additional financing for future working capital, capital expenditures, strategic acquisitions and other general corporate requirements;

•                                          exposing us to interest rate fluctuations because the interest on the debt under our credit facility is at variable rates;

•                                          requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•                                          limiting our flexibility in planning for, or reacting to, changes in our business; and

•                                          placing us at a competitive disadvantage compared to any competitors that have less debt.

We may incur additional debt.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our 9.875% senior notes due in 2007 and our 10.0% senior secured notes due in 2008 (collectively referred to as the “Senior Notes”) permit us to incur a substantial amount of additional debt and our credit facility will permit additional borrowings under certain circumstances. As of December 31, 2004, we had $187.2 million of additional borrowing base (collateral) availability under our credit agreement.  However, the consolidated leverage ratio covenant limits our borrowing availability under the credit agreement at December 31, 2004 to $65.1 million. Accordingly, this additional indebtedness, if issued, could further exacerbate all the risks described above.

The indentures governing the Senior Notes and our credit facility contain various covenants which limit the discretion of our management in operating our business and could prevent us from engaging in some beneficial activities.

The indentures governing the Senior Notes and our credit facility contain various restrictive covenants that limit our management’s discretion in operating our business. In particular, these agreements limit our ability to, among other things:

•                                          incur additional debt or guarantee obligations;

•                                          grant liens on assets;

•                                          make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock);

•                                          make investments or acquisitions;

•                                          sell assets;

•                                          engage in transactions with affiliates; and

•                                          merge, consolidate or transfer substantially all of our assets.

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

To service our debt, we require a significant amount of cash.  Our ability to generate cash, make scheduled payments or to refinance our obligations depends on our successful financial and operating performance. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future.  Our financial and operating performance, cash flow and capital resources depend upon prevailing economic conditions, and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•                                          economic and competitive conditions affecting the modular space industry;

•                                          operating difficulties, increased operating costs or pricing pressures we may experience; and

•                                          a decline in the resale value of our units.

Our estimated debt service obligations for 2005 are $93.1 million, based on (1) the projected average outstanding balance of our Senior Notes for 2005, (2) an interest rate of approximately 6% on our projected average outstanding variable rate debt for 2005 and (3) scheduled term loan repayments in 2005.  Our annual debt service obligations will increase by $3.1 million per year for each 1% increase in interest rates, based on the balance of variable rate debt outstanding at December 31, 2004.  If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital investments, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot assure you as to the terms of any such transaction or how soon any such transaction could be completed.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Risks Relating to Our Business

Elements of our business are sensitive to general economic conditions.

A portion of our revenues are derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, such as the construction industry. In addition, because we conduct our operations in a variety of markets, we are subject to economic conditions in each of these markets. While we are beginning to see improvement in the market place, our business was adversely impacted by overall soft economic conditions over the past several years, which affected our construction customers primarily, and state budget issues in certain parts of the country that have affected our education customers.

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

We face significant competition in the modular space industry.

Although our competition varies significantly by market, the modular space industry, in general, is highly competitive. We compete primarily in terms of product availability, customer service and price. We believe that our reputation for customer service and our ability to offer a wide selection of units suitable for various uses at competitive prices allows us to compete effectively. However, our primary competitor, GE Capital Modular Space, is less leveraged, has greater market share or product availability in some markets, and has greater financial resources and pricing flexibility than we do.

An investor group controls a majority of our board of directors.

An investor group, which includes affiliates of The Cypress Group L.L.C., and Keystone, Inc., beneficially owns in the aggregate approximately 82% of the outstanding common stock of Holdings, our parent company. Holdings in turn owns 100% of our outstanding voting securities. As a result, the investor group has the ability to control our management, policies and financing decisions, to elect a majority of the members of our board of directors and to control the vote on all matters coming before our stockholders.

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

We are dependent on key personnel.

Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees.  If, for any reason, these officers or key employees do not remain with us, our operations could be adversely affected until suitable replacements with appropriate experience can be found.

A write-off of all or a part of our goodwill would adversely affect our operating results and net worth.

We have significant intangible assets related to goodwill, which represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. As of December 31, 2004, we had $170.4 million of unamortized goodwill on our balance sheet, which represented 13.3% of our total assets.  Through December 31, 2001, we amortized goodwill on a straight-line basis over the estimated period of future benefit of 20 to 40 years. In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that, effective January 1, 2002, goodwill not be amortized but rather that it be reviewed annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. We determined that goodwill was not impaired for the fiscal year ended December 31, 2004.  Although it does not affect our cash flow, a write-off in future periods of all or a part of our goodwill would adversely affect our operating results and net worth.

Item 2.           Properties

Our headquarters, which we own, is a three-story modular office structure located on 3.1 acres in suburban Baltimore, Maryland.  Our company is comprised of over 90 branches located throughout the United States, Canada, and certain parts of Mexico. We lease approximately 71% of our branch properties and we own the balance.  Management believes that none of our branch properties, individually, is material to our operations.

Item 3.           Legal Proceedings

Currently, we are involved in various lawsuits and claims arising out of the normal course of its business. The nature of the our business is such that disputes occasionally arise with vendors including suppliers and subcontractors, and customers over warranties, contract specifications and contract interpretations among other things.  We assess these matters on a case-by-case basis as they arise. Reserves are established, as required, based on our assessment of our exposure.  We have insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under pending litigation and claims will not have a material adverse effect on our financial position or operating results.

For further discussion of legal proceedings, see Note 8 of the Notes to the Consolidated Financial Statements.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.           Market for Registrant’s Common Equity, and Related Shareholder Matters and Issuer Purchases of Equity Securities

We are a 100% owned subsidiary of Holdings, a Delaware corporation.  There is no established public trading market for Holdings’ common stock.

During 2004, 2003, and 2002, we paid dividends to Holdings of approximately $86,000, $55,000, and $133,000, respectively, for normal operating expenses. We do not intend to pay any dividends except for those necessary for the normal operating expenses of Holdings, but reserve the right to do so.  Our ability to pay dividends to Holdings is limited to amounts for corporate and administrative expenses.  The indentures governing our Senior Notes and our credit agreement contain certain restrictive covenants that, among other things, limit the payment of dividends or the making of distributions on our equity interests. (See Note 6 of Notes to the Consolidated Financial Statements.)

Item 6.           Selected Financial Data

The following tables summarize selected historical financial data which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements appearing elsewhere herein.  The selected historical financial data set forth below has been derived from the audited financial statements.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Leasing	$222,867	$213,976	$227,106	$238,151	$220,547
Sales:
New units	86,344	71,635	98,927	91,114	73,291
Rental equipment	29,355	20,734	23,951	22,212	21,571
Delivery and installation	116,106	91,318	101,034	97,342	79,097
Other	43,253	37,980	41,429	40,214	35,000
Total	$497,925	$435,643	$492,447	$489,033	$429,506

Gross profit:
Leasing	$122,202	$119,148	$137,588	$156,504	$151,094
Sales:
New units	13,459	12,224	16,363	15,945	13,023
Rental equipment	6,459	4,373	5,787	5,326	5,266
Delivery and installation	15,045	12,462	16,494	19,003	19,427
Other	33,648	29,706	31,528	31,840	28,417
Total	$190,813	$177,913	$207,760	$228,618	$217,227

Selling, general and administrative expenses	$83,337	$76,241	$85,722	$82,516	$76,817
Other depreciation and amortization	14,787	13,869	13,438	18,845	17,474
Interest	92,444	87,174	85,208	85,486	91,860
Held for sale impairment charge	—	19,386	—	—	—
Casualty loss	—	—	—	1,500	—

Income (loss) before income taxes	245	(18,757)	23,392	40,271	31,076
Income tax expense (benefit)	3,610	(7,111)	8,157	17,605	14,957
Net income (loss)	$(3,365)	$(11,646)	$15,235	$22,666	$16,119
Net income (loss) per common share	$(1.01)	$(3.51)	$4.59	$6.83	$4.86
Dividends per common share	$.03	$.02	$.04	$.02	$.02

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance Sheet Data:
Rental equipment, net (1)	$880,723	$828,078	$828,927	$866,867	$799,994
Total assets	1,284,607	1,205,685	1,229,765	1,244,984	1,145,898
Revolving credit facility & long-term debt	1,009,486	962,178	984,345	1,022,972	959,110
Stockholder’s (deficit) equity	15,608	12,865	13,793	(6,741)	(28,021)

Selected Quarterly Financial Data (Unaudited):

(In thousands except per share data)	Year ended December 31, 2004
Quarter	First	Second	Third	Fourth	Year
Revenues	$106,911	$124,234	$138,106	$128,674	$497,925
Gross profit	43,816	46,149	49,342	51,506	190,813
Income (loss) before income taxes	(2,984)	(467)	1,561	2,135	245
Net income (loss)	(1,850)	(289)	965	(2,191)	(3,365)
Net income (loss) per common share	$(0.56)	$(0.09)	$0.29	$(0.66)	$(1.01)
Cash dividends per share	$0.02	$—	$—	$0.01	$0.03

(In thousands except per share data)	Year ended December 31, 2003
Quarter	First	Second	Third	Fourth	Year
Revenues	$100,248	$107,327	$116,659	$111,409	$435,643
Gross profit	43,958	44,356	45,402	44,197	177,913
Held for sale charge	—	—	—	19,386	19,386
Income (loss) before income taxes	124	2,568	(570)	(20,879)	(18,757)
Net income (loss)	74	1,541	(342)	(12,919)	(11,646)
Net income (loss) per common share	$0.02	$0.46	$(0.10)	$(3.89)	$(3.51)
Cash dividends per share	$—	$.01	$.01	$—	$.02

(1)               As of December 31, 2004, 2003, and 2002 the net balance of rental equipment excludes certain rental units, which no longer merit further investment pursuant to a strategic disposal initiative adopted in December 2003.  The balance of these excluded held for sale units as of December 31, 2003 and 2002 was $0.4 million and $21.2 million, respectively.  The balance of these excluded held for sale units as of December 31, 2004 was not material. The 2003 and 2002 rental equipment balances presented in the balance sheet and herein were adjusted in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  See Note 12 to the Consolidated Financial Statements-Assets Held for Sale.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial condition and results of operations for the three years ended December 31, 2004 should be read in conjunction with the more detailed information and financial statements included elsewhere herein.  Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.  See “Safe Harbor Statement-Cautionary Notice Regarding Forward-Looking Statements”.

Business Overview

We derive our revenues and earnings from the leasing and sale of mobile office and storage units, delivery and installation of those units and the provision of other ancillary products and services.  Leasing operations, which primarily comprise the leasing of mobile office units and the sale of units from our lease fleet, account for a majority of our revenues and gross profits.  Used mobile office units are sold from our lease fleet in the ordinary course of business at either fair market value or, to a lesser extent, pursuant to pre-established lease purchase options.  The sale of rental equipment results in the availability of the total cash proceeds received and reported as a cash flow investing activity and generally results in the reporting of gross profit on such sales.  New unit sales revenues are derived from the sale of new mobile offices, similar to those units leased by us.  Revenues from delivery and installation result from activities related to the transportation and installation of and site preparation for both leased and sold products.  Other revenues are derived from other products and services including: rental of steps, furniture, ramps and security systems; sales of parts and supplies; and charges for granting insurance waivers.

While we are beginning to see improvement in the market place, our business was adversely impacted by overall soft economic conditions over the past several years, which affected our construction customers primarily, and state budget issues in certain parts of the country that have affected our education customers.  Although a portion of our business is with customers in industries such as these that are cyclical in nature and/or subject to changes in general economic conditions, we believe that certain characteristics of the modular space industry and our operating strategies should help to mitigate the effects of economic downturns. These characteristics include (1) our typical lease terms, which include contractual provisions requiring customers to retain units on lease for, on average, 13 months, and have an average existing lease duration of 23 months, (2) the flexibility and low  cost offered to our customers by leasing which may be an attractive alternative to capital purchases, (3) our ability to redeploy units during regional recessions, (4) the diversity of our industry exposure and (5) the geographic balance of our operations.

In the ordinary course of business, we acquire leasing and related businesses.  On November 17, 2004 we purchased the mobile office leasing business of J. Leo Chartrand Inc, a Montreal-based Canadian company. The purchase price was approximately $1.9 million and the transaction added approximately 160 units. On July 28, 2004, we, through our 100% owned subsidiary, Williams Scotsman Europe, S.L., acquired for approximately $4.7 million, which includes acquisition-related costs, an 8.5% minority interest in Wiron Construcciones Modulares, SA., (Wiron) headquartered in Parla, Spain.  Wiron is the second largest modular space provider in Spain with branches located in all major cities throughout the country.

On March 26, 2004, we acquired nearly 3,800 relocatable DSA classroom units located in the State of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million. The assets were acquired using available funds under our revolving credit facility. The acquisition included the purchase of units, equipment associated with these classroom units as well as rights under all outstanding leases related to these classroom units and certain other assets. We did not acquire employees, physical facilities, sales force, or other business related items. In addition, the customer base, which is primarily related to public and private educational institutions in the State of California, is similar to, and in many cases duplicative of, our existing customer base. As a result, we consider the purchase of these assets an asset purchase rather than an acquisition of a business.  The average age of the units acquired is approximately 6 years while the remaining depreciable lives range from 2 to 19 years with an average remaining life of approximately 14 years.  Operating leases assumed in the transaction have an average contractual life of less than two years, however we expect a significant number of these units to either continue on a month-to-month basis or be re-leased.

On May 29, 2003, we acquired the leasing business of AFA Locations Inc.  On July 31, 2002, we acquired the leasing business of Northgate Industries Ltd.   See Note 3 of the Notes to Consolidated Financial Statements.

In the fourth quarter of  2003 we implemented a strategic initiative to dispose of selected rental units in our lease fleet which we determined no longer merited further investment.  In accordance with Statement of Financial Accounting Standards  (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we planned to sell to one or more buyers approximately 2,900 units.   As of December 31, 2004, we have sold greater than 90% of the selected rental units and the remaining net book value of such units amounts to less than $0.1 million.  See Note 12 to the Notes to Consolidated Financial Statements for further discussion.

Critical Accounting Policies and Estimates

General.  This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  (See Note 2 of the Notes to Consolidated Financial Statements.) On an on-going basis, we evaluate estimates, including those related to depreciation of rental equipment, allowance for doubtful accounts, contingencies, goodwill impairment, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Allowance for doubtful accounts.  We are required to estimate the collectibility of our trade receivables.  Accordingly, allowances for doubtful accounts are maintained for estimated losses resulting from the inability of our customers to make required payments.  We evaluate a variety of factors in assessing the ultimate realization of these receivables including the current credit-worthiness of customers.  The allowance for doubtful accounts is determined based on historical collection results, days sales outstanding trends, and a review of specific past due receivables.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income.

Contingencies.  We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent with current operations and historical experience.  The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts.  Our current per incident deductibles are $125,000 for employee group health insurance and $500,000 for worker’s compensation, auto, and general liability each. We expense the deductible portion of the individual claims.  However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense.  We make these accruals based on a combination of the claims review by our staff and our insurance companies, and, periodically, the accrual is reviewed and adjusted based on our loss experience.  A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions.  In addition, our assumptions will change as our loss experience is developed.  All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued.

We are subject to proceedings, lawsuits, and other claims related to environmental, product and other matters, and are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  As noted above, we have insurance policies to cover general liability and workers compensation related claims. A determination of the amount of net reserves required, if any, for these contingencies is made after analysis of each individual matter.  The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Goodwill Impairment.  At December 31, 2004, we had approximately $170.4 million of goodwill.  Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. We do not amortize goodwill, but rather review our carrying value for impairment annually, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. The geographic component units of the company for purposes of the impairment test have been aggregated into a single reporting unit because they have similar economic characteristics.  We compare the fair value of the reporting unit to the company’s carrying value, including goodwill.  We estimate the fair value of our reporting unit by utilizing published market operating data multiples of similar publicly traded companies.  If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step.  We then compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference.

Income Taxes.  We are required to estimate income taxes in each of the jurisdictions in which we operate.  The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes.  These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. As of December 31, 2004, our deferred tax assets were $115.6 million, net of a valuation allowance of $5.2 million, and our deferred tax liabilities were $271.5 million.  Our deferred tax assets consist primarily of future tax benefits associated with our net operating loss carryovers. We have recorded a valuation allowance of $5.2 million based on the pending expiration in the next few years of net operating loss carryovers that we estimate we will not be able to fully use.  These net operating loss carryovers for income tax purposes have been largely created by originating deductible temporary differences in depreciation expense of our lease fleet.  We expect that our taxable income in future periods will increase significantly as these differences reverse, allowing us to utilize substantially all of our net operating loss carryovers. If our operating results were to deteriorate and our future taxable income was insufficient to utilize these net operating loss carryovers before they expire, we would be required to increase the valuation allowance that we have recorded for our deferred tax assets.

Results of Operations

2004 Compared With 2003.  Revenues for the year ended December 31, 2004 were $497.9 million; a $62.3 million or 14.3% increase from revenues of $435.6 million in the same period of 2003.  The increase resulted from a $24.8 million or 27.1% increase in delivery and installation revenues, a $14.7 million or 20.5% increase in sales of new units, an $8.9 million or 4.2% increase in leasing revenue, an $8.6 million or 41.6% increase in sales of rental equipment and a $5.3 million or 13.9% increase in other revenue from the same period of 2003.  The increases in sales of new units and corresponding increase in delivery and installation revenues are largely due to continued growth in the education industry we serve, particularly in the southeast and west regions of the country.

In addition, delivery and installation revenues increased over 2003 as a result of increased modular construction sitework activities in the northeast and south central regions of the country.  The 4.2% increase in leasing revenue for the year ended December 31, 2004 resulted from an increase of approximately 3,000 units on rent, which includes our purchase of California classroom units in the first quarter 2004.  Average fleet utilization of approximately 80% for the year ended December 31, 2004 was up approximately 3% from the same period of the prior year.  Of this increase, 2.5% is attributed to the strategic initiative previously discussed. The average monthly rental rate for the year ended December 31, 2004 remained flat at $250 in comparison with the prior year. Increased used sales activity, particularly in the west and southeast regions of the country, resulted in increased sales of rental equipment for the year ended December 31, 2004 as compared to the same period of 2003.  Other revenue increased 13.9% in 2004 due primarily to the $3.3 million, net of damages relating to settlement of insurance claims resulting from a series of hurricanes in the southeast region of the United States occurring during the third quarter of 2004 (see discussion below) and an increase in steps and ramp revenues. During the year ended December 31, 2003, other revenue included $1.0 million of profit related to the sale of a branch facility.

Gross profit for the year ended December 31, 2004 was $190.8 million, a $12.9 million or 7.3% increase from the same period of 2003.  Gross profit margin percentage from the sales of new units, and delivery and installation decreased by 1.5% and 0.6%, respectively, due primarily to overall competitive pricing pressures and lower margins on certain modular construction projects in the northeast region of the country.  Gross profit margin from the sales of rental equipment and other revenue increased by $2.1 million and $3.9 million, respectively, primarily due to an increase in sales of rental equipment and other revenue described above.  Leasing gross profit and leasing gross profit margin percentage for the year increased by $3.1 million and 0.9%, respectively, as compared to the same period of 2003, primarily due to leasing revenue improvements described above, partially offset by increased maintenance and refurbishment costs.

Selling, general and administrative expenses (SG&A) for the year ended December 31, 2004 increased approximately $7.1 million or 9.3% to $83.3 million from $76.2 million for the year ended December 31, 2003.  This increase is primarily associated with increased employee-related costs, business insurance, marketing related and professional fees.  Also, during the fourth quarter, we recorded a charge of approximately $0.9 million resulting from the write-off of deferred costs in connection with the suspension of negotiations related to a European acquisition target.

As previously described, in the fourth quarter of 2003, we implemented a strategic initiative to dispose of selected rental units in our lease fleet which were determined to no longer merit further investment.  A $19.4 million impairment charge was recorded in 2003 to reflect the write-down of these assets to their estimated fair value (less costs to sell).  As of December 31, 2004, we have disposed of substantially all of these units.  The effects on the financial statements for the year ended December 31, 2004 of disposing of these units was not material.

During the third quarter of 2004, approximately 500 mobile office and storage units, with a book value of approximately $3.4 million, were destroyed as a result of several hurricanes experienced in the southeast region of the United States.  The majority of these units were not on rent. In addition, approximately 200 units as well as certain other Company assets were damaged during the storms. The total costs related to these storms approximate $4.6 million.  As of December 31, 2004, we have agreed to a preliminary settlement with our insurance companies of approximately $7.9 million to cover losses from these storms, of which, $5.0 million was received as of December 31, 2004.  During the fourth quarter, we recorded in other revenue approximately $3.3 million representing the realized gain from the involuntary conversion of these assets.

Interest expense for the year ended December 31, 2004 increased by $5.3 million or 6.0% to $92.4 million from $87.2 million in the same period of 2003 due primarily to the incremental interest expense incurred on the $150.0 million of 10.0% senior secured notes. The net proceeds of the notes were used to pay off portions of the term loan and revolving credit facility debt in August 2003.  This incremental interest expense was partially offset by a $61.6 million or 17.2% decrease in the average credit facility debt over the same period of 2003. Also included in the 2003 interest expense was a write-off of deferred financing costs in the amount of $2.5 million.

For the year ended December 31, 2004 and 2003, income tax expense (benefit) was $3.6 million and ($7.1) million, respectively.  The increase in our effective tax rate for the year ended December 31, 2004 was impacted primarily by a change in the estimate of the future effects of state income taxes on deferred income tax balances resulting from a change in the estimated income apportionment among states in which we do business. The effective income tax rate also differs from the U.S. Federal statutory income tax rate because we have not recognized a benefit for net operating loss carryforwards generated from our operations in Mexico and Europe due to uncertainties surrounding their ultimate realization.

2003 Compared With 2002.  Revenues in 2003 were $435.6 million, an approximately $56.8 million or 11.5% decrease from revenues of $492.4 million in 2002.  The decrease resulted from a $27.3 million or 27.6% decrease in sales of new units, a $13.1 million or 5.8% decrease in leasing revenue, a $9.7 million or 9.6% decrease in delivery and installation revenues, a $3.4 million or 8.3% decrease in other revenues and a $3.2 million or 13.4% decrease in sales of rental equipment.  Sales of new units and delivery and installation revenues decreases are largely due to market sluggishness associated with the 2003 economy and competitive pricing pressures. In addition, state budget issues in certain parts of the country have affected operating results for the year ended December 31, 2003 by producing delays in several significant modular classroom projects. The decrease in leasing revenues is due to a decrease of approximately 1,200 units on rent and continued soft economic conditions, which resulted in competitive pricing pressures.  The average monthly rental rate decreased approximately 4.2% to $250 for the year ended December 31, 2003 versus $261 for the year ended December 31, 2002.  Average fleet utilization was 77% for the year ended December 31, 2003, which was relatively flat as compared to the same period in the prior year. The decrease in sales of rental equipment for the year ended December 31, 2003 is the result of the non-recurrence in 2003 of several large classroom sales which occurred in the prior year.  The decrease in other revenue is the result of declines in sales and leasing revenue mentioned above.

Gross profit in 2003 was $177.9 million, a $29.8 million or 14.4% decrease from 2002 gross profit of $207.8 million.  The decrease resulted from a $18.4 million or 13.4% decrease in leasing gross profit, a $4.0 million or 24.4% decrease in delivery and installation gross profit, a $4.1 million or 25.3% decrease in sales of new units, and a $1.4 million or 24.4% decrease in sales of rental equipment.  The decrease in leasing gross profit is a result of the decrease in leasing revenue described above and a decline in leasing margins from 59.4% in 2002 to 54.6% in 2003.  The decrease in margin percentage was attributable to the decrease in leasing revenue coupled with increased refurbishment and maintenance expenses as compared to 2002.  The decrease in gross profit related to sales of new units, delivery and installation, and sales of rental equipment in 2003 resulted from the decrease in revenues described above.

SG&A was $76.2 million and $85.7 million for the years ended December 31, 2003 and 2002, respectively.  The overall decrease in SG&A of $9.5 million or 11.1% was achieved by continuing our cost control initiatives, primarily reductions in personnel related costs as well as a $4.5 million decrease in non-cash stock compensation expense.  In 2003, we adopted the provisions of SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure. In accordance with the provisions of SFAS No. 148, we adopted the modified prospective provisions of the standard, effective January 1, 2003.  Prior to adoption of SFAS No. 148, we accounted for stock compensation expense in accordance with APB No. 25, Accounting for Stock Issued to Employees.  For the year ended December 31, 2003, and 2002, we recorded stock compensation expense of $0.8 million and $5.3 million, respectively.

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

As described earlier, in the fourth quarter of 2003 we implemented a strategic initiative to dispose of selected rental units in our lease fleet which we determined no longer merit further investment.  A $19.4 million impairment charge was recorded to reflect the write-down of these assets to their estimated fair value (less costs to sell).

The income tax expense (benefit) decreased from an expense of $8.2 million in 2002 to a benefit of $7.1 million in 2003, primarily due to the impairment charge associated with the strategic initiative to dispose of certain rental units of  $19.4 million, which reduced income before taxes during the current year. The effective tax rate for 2003 was 37.9%, up from 34.9% in 2002.  The higher rate is primarily attributable to increases in the local tax rates in 2003 in the Canadian provinces in which we operate as well as the reversal of certain valuation allowances in 2002.

Liquidity and Capital Resources

During 2002, 2003 and 2004, our principal sources of funds consisted of cash flow from operating and financing sources.  Cash flow from operating activities of $95.3 million in 2002, $74.3 million in 2003 and $56.9 million in 2004 were largely generated by the rental of units from our lease fleet, the associated delivery and installation services from rental and sales activities and other products.  The approximate $17.3 million decrease in cash flow from operating activities for the year ended December 31, 2004 was substantially the result of increased receivables related to increased classroom sales, particularly in the west and southeast regions of the country, partially offset by an increase in payables and other accrued expenses. The increase in accounts payable and other accrued expenses resulted primarily from the timing of related payments. Other factors that contributed to the decrease in net cash provided by operating activities from 2003 to 2004 included increases in SG&A, and an increase in paid interest resulting from the incremental interest expense discussed above.

The $21.1 million decrease in cash flow from operating activities for the year ended December 31, 2003 as compared to the same period for 2002 is primarily related to the decrease in revenues, partially offset by an increase in accounts payable. The increase in accounts payable resulted primarily from the timing of related payments.  The decrease in revenues was largely due to market sluggishness and competitive pricing pressures. In addition, state budget issues in certain parts of the country affected operating results for the year ended December 31, 2003 by producing delays in several significant modular classroom projects.

Cash flow used in investing activities was $36.1 million in 2002, $43.6 million in 2003 and $102.9 million in 2004.  Our primary capital expenditures are for the discretionary purchase of new units for the lease fleet and units purchased through acquisitions.  In June 2003, we acquired for $3.3 million a Canadian company while in March 2004, we acquired nearly 3,800 relocatable classrooms located in the state of California for approximately $43.5 million. In August 2004, we made an investment in a mobile office company, headquartered in Spain, for approximately $4.7 million.  See Note 3 to the financial statements for further discussion of the California purchase and the Spain acquisition. We seek to maintain our lease fleet in good condition at all times and we generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.  Our fleet acquisition strategy includes increasing our fleet size in accordance with customer demand and the related business conditions of the time.

The following table sets forth our investment in our lease fleet for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in millions)
Gross capital expenditures for rental equipment:
New units and betterments	$79.9	$53.3	$40.8
Purchase of California classroom fleet	43.5	—	—
Purchase price allocated to fleet of acquired businesses	1.2	2.6	6.3
	124.6	55.9	47.1
Proceeds from sale of used rental equipment	(29.4)	(20.7)	(24.0)

Net capital expenditures for rental equipment	$95.2	$35.2	$23.1

Other direct leasing costs included in the statement of operations	$51.8	$45.7	$43.7

We believe we can manage the capital requirements of our lease fleet, and thus our cash flow, through the careful monitoring of our lease fleet additions.

Our maintenance and refurbishment program is designed to maintain the value of lease fleet units and realize rental rates and operating cash flows from older units comparable to those from newer units.  The sale of rental equipment helps preserve the overall quality of our lease fleet and enhances cash flow.  Generally, costs of improvements and betterments aggregating less than $1,000 per unit are expensed as incurred.  Expenditures that significantly extend the economic useful life of a unit or that materially alter a unit’s configuration are capitalized.

Other capital expenditures of $11.9 million, $7.6 million and $8.1 million in 2002, 2003 and 2004, respectively, consist of items not directly related to the lease fleet, such as branch buildings, land, equipment, leasehold improvements and management information systems.

Net cash (used in) provided by financing activities was ($59.4) million in 2002, ($30.6) million in 2003, and $46.1 million in 2004.  Net cash used in financing activities for 2003 and 2002 consisted largely of net repayments of debt under our revolving credit facility and term loan and in 2002, included $20.3 million for deferred financing costs relating to the issuance of additional 9.875% senior notes and the new credit facility.  Net cash provided by financing activities for 2004 consisted of additional net borrowings under our revolving credit facility, which were used to supplement cash flow from operating activities in the funding of capital expenditures, as well as the $43.5 million California fleet purchase as described above.

At December 31, 2004 we had $549.2 million of 9.875% senior notes due in 2007, $308.4 million in term loan and revolving credit facility debt due in 2006 and $150.0 million of 10.0% senior secured notes due in 2008.

The $150.0 million aggregate principal amount of 10.0% senior secured notes were issued in August 2003.  We used the net proceeds of $145.4 million received from that offering to repay $27.5 million of the term loan under our credit agreement and repay $117.9 million of borrowings and terminate commitments under our revolving credit facility. The 10.0% senior secured notes are fully and unconditionally guaranteed on a senior secured second lien basis by the following 100% owned subsidiaries: Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc.  Willscot, also a 100% owned subsidiary, has fully and unconditionally guaranteed the senior secured notes on a subordinated secured second lien basis.  These 100% owned subsidiaries act as joint and several guarantors of the senior secured notes.  The 10.0% senior secured notes are due August 15, 2008 with interest payable semi-annually on February 15 and August 15 of each year.  On August 15, 2006, the 10.0% senior secured notes will become redeemable at our option at a redemption price of 105.0% of the principal amount thereof plus accrued interest during the 12-month period beginning August 15, 2006 and 102.5% of the principal amount thereof plus accrued interest beginning August 15, 2007.

Our 9.875% senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the following 100% owned subsidiaries: Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc.  Willscot has fully and unconditionally guaranteed the 9.875% senior notes on a subordinated basis.  These 100% owned subsidiaries, act as joint and several guarantors of the 9.875% senior notes. The 9.875% senior notes are due June 1, 2007 with interest payable semi-annually on June 1 and December 1 of each year.  The 9.875% senior notes are currently redeemable at our option at a redemption price of 100% of the principal amount thereof plus accrued interest.

Borrowings under our credit facility of $308.4 million include $206.3 million in term loans and a $102.1 million revolving credit facility at December 31, 2004.  Excess borrowing base (collateral) availability calculated in accordance with the credit agreement was $187.2 million at December 31, 2004.  However, the consolidated leverage ratio covenant further limits our excess borrowing availability at December 31, 2004 to $65.1 million.  In order to meet our future cash requirements, we intend to use internally generated funds and to borrow under our credit facility. We believe we will have sufficient liquidity under our revolving line of credit and from cash generated from operations to fund our operations for the next 12 months.  Our credit facility matures December 2006 and our 9.875% senior notes and 10.0% senior secured notes mature in 2007 and 2008, respectively.  It is expected that we will refinance outstanding obligations under these agreements prior to their maturities.  Until such time, we expect that funds from operations will be sufficient to satisfy debt service requirements related to these obligations.

Our credit agreement contains restrictions on the amount of dividends that we can pay to Holdings and requires compliance with certain financial covenants including capital expenditures, an interest coverage ratio, a leverage ratio and fleet utilization levels.  We amended certain of these financial covenants in August 2003 and September 2004.  As of December 31, 2004, the permitted maximum leverage ratio as defined in the credit agreement was 6.75:1. The permitted maximum leverage ratio will remain at 6.75:1 until June 30, 2005 at which time it decreases to 6.60:1. The leverage ratio decreases thereafter over time to 6.25:1 at September 30, 2006. The required utilization rate was 74% and increases to 75% after December 31, 2004 and the minimum interest coverage ratio was 1.70:1 at December 31, 2004. In addition, the September 2004 amendment (1) reduced the total revolving commitments under the credit facility to $300.0 million from $342.0 million and (2) reduced the annual limitation on capital expenditures to $175.0 million in each of 2005 and 2006, from $235.0 million and $250.0 million, respectively.  The failure to comply with the required covenants would result in us not being able to borrow under the credit agreement and would result in a default under the credit agreement.  We are currently in compliance with all financial covenants.

For the year ended December 31, 2004, our actual consolidated leverage ratio was 6.34:1 as compared to the maximum covenant requirement of 6.75:1 and our actual consolidated interest coverage ratio was 1.84:1 as compared to the minimum covenant requirement of 1.70:1. The consolidated interest coverage ratio was calculated by dividing Consolidated EBITDA (as defined in our credit agreement) of approximately $157.1 million for the twelve month period ended December 31, 2004 by cash interest expense of approximately $85.5 million as defined in the credit agreement.  The consolidated leverage ratio was calculated by dividing the December 31, 2004 consolidated debt balance of approximately $1,009.5 million by Consolidated EBITDA for the twelve month period ended December 31, 2004.  For consolidated leverage ratio calculation purposes Consolidated EBITDA for the twelve months ended December 31, 2004 was approximately $159.2 million, which in accordance with our credit agreement, was adjusted to include approximately $2.1 million, relating to entities we acquired during the calculation period.

Consolidated EBITDA as defined in our credit agreement represents the trailing 12 months consolidated Holdings net income plus consolidated interest, taxes, depreciation and amortization expenses, and excludes gains and losses on sales of fixed assets and any other non-cash items.  It is used in determining our compliance with the financial ratios required by our agreement. Consolidated EBITDA should not be considered in isolation or as a substitute to cash flow from operating activities, net income or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company’s profitability or liquidity.

Although not required by our credit agreement, if Holdings’ cash flow from operating activities for the twelve months ended December 31, 2004, the most directly comparable GAAP measure to Consolidated EBITDA, were used in these calculations instead of Consolidated EBITDA, our leverage ratio and interest coverage ratio would have been 17.8:1 and .66:1, respectively.

The table below reconciles Consolidated EBITDA, calculated pursuant to the credit agreement, for the twelve months ended December 31, 2004 to cash flow from operating activities, the most directly comparable GAAP measure (in thousands).

Twelve Months Ended December 31, 2004
Consolidated EBITDA	$ 159,201(a)
Increase in receivables, net	(20,127)
Increase in accounts payable and accrued expenses	22,036
Interest paid	(84,903)
Increase in other assets	(10,328)
Increase in other liabilities	2,924
Gain on sale of rental equipment (including realized gain from hurricanes)	(9,816)
Pro forma EBITDA impact of acquisitions	(2,124)
Cash flow from operating activities-Holdings level	$ 56,863(a)
Plus: Administrative expense at Holdings level	81(a)
Cash flow from operating activities	$ 56,944(a)

Other Data:
Cash flow used in investing activities	$ (102,937)
Cash flow provided by financing activities	$ 46,108

(a) In accordance with the provisions of the credit agreement, the parent company’s consolidated financial results are to be used in the calculation of the covenant compliance ratios.  Holdings’ expenses include $81 of administrative expenses incurred at the parent company level.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Contractual Obligations

A summary of our significant contractual obligations is as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Long term debt obligations (a)	$905,474	$2,121	$753,353	$150,000	$—

Capital lease obligations	2,864	374	748	652	1,090

Revolving credit facility (a)	102,130	—	102,130	—	—

Operating leases (b)	28,043	9,640	11,465	4,492	2,446

Sale and rental equipment purchase obligations	21,258	21,258	—	—	—

Total contractual obligations	$1,059,769	$33,393	$867,696	$155,144	$3,536

(a)          As more fully described in Note 6 to Consolidated Financial Statements, we have borrowed $102.1 million under the revolving credit facility as of December 31, 2004.  We also have a $206.3 million term loan, and $549.2 million and $150.0 million of 9.875% and 10.0% Senior Notes, respectively, outstanding as of December 31, 2004.

(b)         In accordance with SFAS No. 13, Accounting for Leases, operating lease obligations are not reflected in the balance sheet.  See Operating Leases Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8 Commitments and Contingencies for additional information.

The amount of unused revolving credit line, which matures in accordance with the terms of our credit facility agreement on December 31, 2006, was $197.9 million at December 31, 2004 and the amount of standby letters of credit, which will expire in 2005, was $10.7 million at December 31, 2004.

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

Item 7a Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss to future earnings, to future values, or to future cash flows that may result from the changes in the price of financial instruments.  We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates.  Exposure to market risks related to operating activities is managed through our regular operating and financing activities.

Foreign Currency Risk

We are exposed to foreign currency translation risks.  We do not enter into contracts or financial instruments to manage this risk. The exposure related to fluctuations in the exchange rates on the local currency of our 100% owned Canadian, Mexican, and European subsidiaries, Williams Scotsman Inc. of Canada, Williams Scotsman Mexico S. de R.L. de C.V., and Williams Scotsman Europe, S.L. are not significant to overall operations.  The effect of changes in the exchange rate has been separately identified in the cash flow statement.

Interest Rate Risk

The table below provides information about our financial instruments that are sensitive to interest rate changes:

Year of Maturity at December 31, 2004

(in thousands)

	2005	2006	2007	2008	2009+	Total	Fair Value

Variable Rate Debt	$2,121	$306,316	$—	$—	$—	$308,437	$308,437
Average Interest Rate	5.18%	5.30%	—	—	—

Fixed Rate Debt	221	238	549,424	150,276	890	701,049	727,382
Average Interest Rate (includes imputed interest related to capital leases)	6.74%	6.74%	9.87%	9.99%	6.74%

Item 8.  Financial Statements and Supplementary Data

All schedules not listed have been omitted either because they are not required or, if required, the required information is included elsewhere in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors

Williams Scotsman, Inc.

We have audited the accompanying consolidated balance sheets of Williams Scotsman, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Williams Scotsman, Inc. and subsidiaries at December  31,  2004 and  2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003 the Company changed its method of accounting for stock-based compensation.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 18, 2005

Williams Scotsman, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2004	2003
	(In thousands)
Assets
Cash	$935	$387
Trade accounts receivable, net of allowance for doubtful accounts of $606 in 2004 and $862 in 2003	76,579	55,841
Prepaid expenses and other current assets	38,330	34,315
Rental equipment, net of accumulated depreciation of $253,892 in 2004 and $224,794 in 2003	880,723	828,078
Property and equipment, net	79,951	80,750
Deferred financing costs, net	16,667	22,868
Goodwill	170,423	169,913
Other intangible assets, net	2,894	2,575
Other assets	18,105	10,958
Total assets	$1,284,607	$1,205,685

Liabilities and stockholder’s equity
Accounts payable	$42,225	$29,505
Accrued expenses and other current liabilities	39,962	29,939
Rents billed in advance	21,375	18,295
Revolving credit facility	102,130	54,940
Long-term debt, net	907,356	907,238
Deferred income taxes	155,951	152,903
Total liabilities	1,268,999	1,192,820

Stockholder’s equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 3,320,000 shares	33	33
Additional paid-in capital	133,104	132,368
Accumulated deficit	(131,608)	(128,157)
Cumulative foreign currency translation adjustment	14,079	8,621
Total stockholder’s equity	15,608	12,865

Total liabilities and stockholder’s equity	$1,284,607	$1,205,685

See accompanying notes.

Williams Scotsman, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31
	2004	2003	2002
	(In thousands except per share amounts)
Revenues
Leasing	$222,867	$213,976	$227,106
Sales:
New units	86,344	71,635	98,927
Rental equipment	29,355	20,734	23,951
Delivery and installation	116,106	91,318	101,034
Other	43,253	37,980	41,429
Total revenues	497,925	435,643	492,447

Cost of sales and services
Leasing:
Depreciation and amortization	48,888	49,097	45,834
Other direct leasing costs	51,777	45,731	43,684
Sales:
New units	72,885	59,411	82,564
Rental equipment	22,896	16,361	18,164
Delivery and installation	101,061	78,856	84,540
Other	9,605	8,274	9,901
Total costs of sales and services	307,112	257,730	284,687
Gross profit	190,813	177,913	207,760

Selling, general and administrative expenses	83,337	76,241	85,722
Other depreciation and amortization	14,787	13,869	13,438
Interest, including amortization of deferred financing costs of $6,959, $8,789 and $7,948	92,444	87,174	85,208
Held for sale impairment charge	—	19,386	—
Total operating expenses	190,568	196,670	184,368

Income (loss) before income taxes	245	(18,757)	23,392
Income tax expense (benefit)	3,610	(7,111)	8,157

Net (loss) income	$(3,365)	$(11,646)	$15,235

(Loss) earnings per common share	$(1.01)	$(3.51)	$4.59

See accompanying notes.

Williams Scotsman, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Equity
	Shares	Amount
	(In thousands)

Balance at January 1, 2002	3,320	$33	$126,289	$(131,558)	$(1,505)	$(6,741)
Comprehensive income:
Net income	—	—	—	15,235	—	15,235
Foreign currency translation adjustment	—	—	—	—	119	119
Comprehensive income						15,354
Non-cash stock option compensation expense	—	—	5,313	—	—	5,313
Dividends to parent—$.04 per share	—	—	—	(133)	—	(133)
Balance at December 31, 2002	3,320	33	131,602	(116,456)	(1,386)	13,793
Comprehensive loss:
Net loss	—	—	—	(11,646)	—	(11,646)
Foreign currency translation adjustment	—	—	—	—	10,007	10,007
Comprehensive loss						(1,639)
Non-cash stock option compensation expense	—	—	766	—	—	766
Dividends to parent—$.02 per share	—	—	—	(55)	—	(55)
Balance at December 31, 2003	3,320	33	132,368	(128,157)	8,621	12,865
Comprehensive income:
Net loss	—	—	—	(3,365)	—	(3,365)
Foreign currency translation adjustment	—	—	—	—	5,458	5,458
Comprehensive income						2,093
Non-cash stock option compensation expense	—	—	736	—	—	736
Dividends to parent—$.03 per share	—	—	—	(86)	—	(86)
Balance at December 31, 2004	3,320	$33	$133,104	$(131,608)	$14,079	$15,608

See accompanying notes.

Williams Scotsman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(3,365)	$(11,646)	$15,235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	70,634	71,755	66,614
Amortization of bond discount	357	357	327
Provision for bad debts	2,248	2,286	3,692
Deferred income tax expense (benefit)	3,162	(7,621)	7,781
Non-cash stock option compensation expense	736	766	5,313
Gain on insurance recovery	(3,373)	—	—
Non-cash held for sale impairment charge	—	19,386	—
Gain on sale of rental equipment	(6,459)	(4,373)	(5,787)
Gain (loss) on sale of fixed assets	(7)	(810)	50
(Increase) decrease in net trade accounts receivable	(22,375)	6,881	6,695
Increase in accounts payable and accrued expenses and other current liabilities	22,271	6,162	2,097
Other	(6,885)	(8,871)	(6,683)
Net cash provided by operating activities	56,944	74,272	95,334

Cash flows from investing activities
Rental equipment additions	(79,867)	(53,307)	(40,814)
Proceeds from sales of rental equipment	29,355	20,734	23,951
Proceeds from insurance recovery	5,000	—	—
Acquisition of businesses, net of cash acquired	(5,791)	(3,434)	(7,308)
Purchase of California classroom fleet	(43,572)	—	—
Purchase of property and equipment, net	(8,062)	(7,632)	(11,948)
Net cash used in investing activities	(102,937)	(43,639)	(36,119)

Cash flows from financing activities
Proceeds from debt	553,938	597,379	1,123,473
Repayment of debt	(506,987)	(619,903)	(1,162,427)
Increase in deferred financing costs	(757)	(8,041)	(20,263)
Cash dividends paid	(86)	(55)	(133)
Net cash provided by (used in) financing activities	46,108	(30,620)	(59,350)

Effect of exchange rate changes	433	(53)	(22)
Net increase (decrease) in cash	548	(40)	(157)

Cash at beginning of period	387	427	584
Cash at end of period	$935	$387	$427

Supplemental cash flow information:
Cash paid for income taxes	$585	$396	$518
Cash paid for interest	$84,903	$74,608	$76,744

See accompanying notes.

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

December 31, 2004

1.  Organization and Basis of Presentation

Williams Scotsman, Inc. (the Company) is a 100% owned subsidiary of Scotsman Holdings, Inc. (Holdings), a corporation, which was organized in November 1993 for the purpose of acquiring the Company.  The Company’s operations include its 100% owned subsidiaries, Willscot Equipment, LLC (Willscot), Williams Scotsman of Canada, Inc., Williams Scotsman Mexico S. de R.L. de C.V., and Williams Scotsman Europe S.L. Willscot, a special purpose subsidiary, was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease.  Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company.  Therefore, Willscot earns no net income.

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

(c)                      Fair Value of Financial Instruments

Because of their short-term nature, the amounts reported in the consolidated balance sheet for cash, receivables, the revolving credit facility and accounts payable approximate fair value. The investment in Wiron is not readily marketable and it is not practicable to estimate its fair value. The fair value of long-term debt is based on quoted market prices.  As of December 31, 2004 and 2003, the fair market value and cost of the Company’s long-term debt, net were $933,689 and $928,178, and $907,356 and $907,238, respectively.  The Company does not have a significant amount of credit risk associated with the fair value of its assets and liabilities.

(d)                      Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable consist of amounts due from customers throughout the United States, Canada, and certain parts of Mexico.  Collateral is generally not required. The Company provides for the allowance for doubtful accounts receivable through a charge to operations in amounts equal to the estimated losses expected to be incurred in collection of the accounts.  The estimated losses are based on historical collection experience, days sales outstanding trends, and a review of specific past due receivables. Customer accounts are written-off against the allowance for doubtful accounts when an account is determined to be uncollectible.

(e)                      Leasing Operations

Equipment is leased generally under operating leases and, occasionally, under sales-type lease arrangements.  Operating lease terms generally range from 3 months to 60 months, and contractually averaged approximately 13 months at December 31, 2004.  Rents billed in advance are initially deferred and recognized as revenue over the term of the operating leases. Rental equipment is depreciated by the straight-line method using an estimated economic useful life generally of 10 to 20 years and an estimated residual value of typically 50%.

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Costs of improvements and betterments are capitalized, whereas costs of replacement items, repairs and maintenance are expensed as incurred.  Costs incurred for equipment to meet particular lease specifications are capitalized and depreciated over the lease term.  However, costs aggregating less than $1 per unit are generally expensed as incurred.

(f)                        Property and Equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives ranging from 15 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment.  Maintenance and repairs are charged to expense as incurred.

(g)                     Deferred Financing Costs

Direct and incremental costs of obtaining debt are capitalized and amortized using the straight-line method, which approximates the effective interest rate method, over the term of the related debt.

(h)                     Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually, and whenever an impairment indicator is identified.

The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The geographic component units of the Company for purposes of the impairment test have been aggregated into a single reporting unit because they have similar economic characteristics.  The Company compares the fair value of the reporting unit to its carrying value, including goodwill. The Company estimates the fair value of its reporting unit by utilizing market operating data multiples of similar publicly traded companies.  If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(i)                        Other Intangible Assets

Intangible assets consist principally of non-compete agreements and customer relationships acquired in business combinations.  These intangible assets are amortized using the straight-line method over their estimated useful lives ranging from 24 months to 228 months.

(j)                        Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable.  These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows.  If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups.  If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.  Fair value is generally determined by estimates of discounted cash flows.  The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Assets to be disposed of are reported at the lower of carrying value or fair values, less estimated costs of disposal.

(k)                    Stock-based Compensation

Prior to 2003, the Company accounted for stock options using variable plan accounting and the intrinsic value method under Accounting Principles Board Opinion No. 25,  Accounting for Stock Issued to Employees (APB No. 25) and related interpretations.  Stock-based employee compensation expense for stock options of $5,313 was recorded in 2002 as a result of a modification made for the continuation of certain employees’ options after their termination of employment.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. The Company selected the modified prospective method of adoption described in SFAS No. 148, Accounting for Stock–Compensation-Transition and Disclosure (SFAS No. 148).  Gross compensation cost recognized in 2004 and 2003 of $736 and $766, respectively, is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.  In accordance with the modified prospective method of adoption, results for years prior to 2003 have not been restated.

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Pro forma information required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method during each year presented in the financial statements.  The stock compensation expense for each period presented was determined using a straight-lined attribution method over the vesting period.

	Year Ended December 31,
	2004	2003	2002
Net (loss) income, as reported	$(3,365)	$(11,646)	$15,235
Add: Stock compensation- net of tax, as reported	447	476	3,460
Deduct: Stock compensation- net of tax	(447)	(476)	(939)
Pro forma net (loss) income	$(3,365)	$(11,646)	$17,756
(Loss) earnings per share:
As Reported	$(1.01)	$(3.51)	$4.59
Pro forma	$(1.01)	$(3.51)	$5.35

The weighted average fair value of options granted in 2004, 2003, and 2002 were $19.44, 20.77, and 21.76, respectively.   The following assumptions were used to compute these fair values using the Cox Ross Rubinstein binomial model at each grant date in accordance with SFAS No. 148 adoption standards:

	2004	2003	2002
Risk-free interest rate	3.85%	2.97%	3.80%
Expected life in years	5.00	5.00	5.00
Volatility	42.9%	45.2%	46.2%
Dividend yield	0%	0%	0%

During 2004 and 2003, a modification was made for the continuation of certain employees’ options after their termination from the Company.  The weighted average fair value of their modified options, risk free interest rate at the modification date, expected life and volatility (as estimated based upon a historical average of comparable stock indices) was $30.16, 2.78%, 3.11 years, and 39.9% for 2004 and $35.10, 2.06%, 3.81 years, and 45.3% for 2003, respectively.

(l)                        Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.

(m)                  Advertising costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2004, 2003, and 2002 was $4,345, $3,935, and $4,189, respectively, and is included in selling, general, and administrative expenses in the consolidated statements of operations.

(n)                     Earnings Per Share

Earnings per share is computed based on weighted average number of common shares outstanding of 3,320,000 shares for 2004, 2003 and 2002.

(o)                      Revenue Recognition

The Company earns revenue from leasing, sales of new and used rental equipment, and delivery and installation services.  Where applicable, the Company’s revenue recognition policy takes into consideration the guidance of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

Revenue from delivery and installation services associated with rental activities is generally recognized upon their completion, as the Company has objective evidence of the fair value of the remaining equipment leasing element of the arrangements. This evidence consists of rental rates associated with units leased without corresponding delivery and installation services.  Leasing revenue is recognized ratably over the lease term.  Billings in excess of earned revenue is recorded as deferred revenue in the balance sheet caption, “rents billed in advance.”

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue from the sale of new units and used rental equipment, including delivery and installation revenue, is generally recognized at the time the units are installed.  Certain arrangements to sell units under long-term construction-type sales contracts are recognized under the percentage of completion method.  Under this method, income is recognized in proportion to the incurred costs to date under the contract compared to estimated total costs.

Sales of new units are typically covered by warranties provided by the manufacturer of products sold.  The Company provides a limited 30-day warranty for certain sales of rental equipment.  The Company’s warranty expense is estimated and accrued at the time of sale.  Warranty expense was not material for the years ended December 31, 2004, 2003 and 2002.

(p)                      Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries for which the local currency is the functional currency have been translated into U.S. dollars in accordance SFAS No. 52, Foreign Currency Translation.  Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date.  Income statement amounts have been translated using the average exchange rates during the year.  Translation gains and losses resulting from the changes in exchange rates from year-to-year have been reported in other comprehensive income.  The effect on the consolidated statements of operations of all transaction gains and losses is insignificant for all years presented.

(q)                      Business Segment

The Company manages its operations on a geographic basis.  Financial results of geographic regions are aggregated into one reportable segment since their operations have similar economic characteristics. These characteristics include similar products and services, processes for delivering these services, type or class of customer, and long-term average gross margins.

(r)                      Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in SFAS No.  123 ( R ) is similar to the approach described in SFAS No. 123, except that, among other things, it requires (1) that the fair value method be employed for measuring employee compensation from stock options rather than the intrinsic value method allowed under SFAS No. 123, (2) that forfeitures be estimated upon the grant date of employee stock options, and (3) that any excess tax benefits on stock compensation be recognized as a financing activity rather than an operating activity within the statement of cash flows.  As the Company currently applies the fair value method under SFAS No. 123, the Company does not anticipate that the adoption of SFAS No. 123 ( R) will have a material impact on its financial statements.  The Company intends to elect the modified prospective method of adopting the provisions of SFAS No. 123( R ) during the third quarter of 2005.

(s)                      Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The effect of these reclassifications is not material to the consolidated financial statements.

3.  Acquisitions

Minority Investment in Wiron Construcciones Modulares, SA

On July 28, 2004, the Company, through its 100% owned subsidiary, Williams Scotsman Europe, S.L., acquired an 8.5% minority interest in Wiron Construcciones Modulares, SA., (Wiron) headquartered in Parla, Spain and secured a right of first refusal to acquire any or all of the shares of Wiron in the future.  Wiron is the second largest modular space provider in Spain with branches located in all major cities throughout the country. The Company acquired its 8.5% minority interest for approximately $4.7 million, which includes acquisition related costs and is included in other assets in the consolidated balance sheet.  The Company accounts for this minority investment using the cost method.

Purchase of California Classroom Units

On March 26, 2004, the Company acquired nearly 3,800 relocatable DSA classroom units located in the state of California from Transport International Pool, Inc. (d/b/a GE Modular Space) for approximately $43.5 million. The assets were acquired using available funds under the Company’s revolving credit facility.

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The acquisition included the purchase of units, equipment associated with these classroom units as well as rights under all outstanding leases related to these classroom units and certain other assets. The Company did not acquire employees, physical facilities, sales force, or other business related items. In addition, the customer base, which is primarily related to public and private educational institutions in the State of California, is similar to, and in many cases duplicative of, the Company’s existing customer base. As a result, the Company considers the purchase of these assets an asset purchase rather than an acquisition of a business.

Acquisition of AFA Locations Inc.

On May 29, 2003, the Company acquired AFA Locations Inc. (AFA), a privately-held, Montreal, Canadian-based company that was involved in the leasing of mobile offices built by the manufacturing operations of AFA’s consolidated entity.  The purchase of the leasing business resulted in the acquisition of approximately 300 units at a value of approximately $2.6 million and the related customer base. The transaction was accounted for under the purchase method of accounting with a net purchase price of approximately $3.2 million and $0.6 million of goodwill.  The acquisition was financed with borrowings under the Company’s credit facility.

Acquisition of Northgate Industries Ltd.

On July 31, 2002 the Company acquired the mobile office and storage product fleet of Northgate Industries Ltd., an Edmonton, Alberta-based Canadian company that was involved in the leasing of mobile offices to industrial markets.  The transaction was accounted for under the purchase method of accounting with a net purchase price of approximately $7.0 million being allocated to the identifiable net assets acquired of approximately $6.6 million with the excess of $0.4 million representing goodwill.  The purchase price allocation was based upon estimates of the fair value of the net assets acquired.  The acquisition, which added over 500 units at a value of approximately $6.3 million, was financed with borrowings under the Company’s credit facility.

4.   Property and Equipment

Property and equipment consist of the following:

	December 31
	2004	2003
Land	$19,286	$19,286
Buildings and improvements	40,229	33,231
Furniture and equipment	74,371	73,373
	133,886	125,890
Less accumulated depreciation	53,935	45,140
Net property and equipment	$79,951	$80,750

Depreciation expense, including that of capital leases, related to property and equipment was $9,112, $8,229, and $7,206 for the years ended December 31, 2004, 2003, and 2002, respectively.

5.  Other Intangible Assets

The following table summarizes the balances of other intangible assets:

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizable:
Non-compete agreements	$4,505	$2,988	$1,517	$3,514	$2,421	$1,093
Customer relationships	2,000	623	1,377	2,000	518	1,482
	$6,505	$3,611	$2,894	$5,514	$2,939	$2,575

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Amortization expense was approximately $0.7 million in both 2004 and 2003. Covenants not-to-compete and customer relationships are being amortized on a straight-line basis over periods of 24 to 228 months. The weighted average remaining life of these identified intangible assets is 86 months. Amortization expense relating to these identified intangibles for each of the next five years is as follows:

2005	$741
2006	408
2007	330
2008	284
2009	167
Thereafter	964

6.  Revolving Credit Facility and Long-Term Debt

Debt consists of the following:

	December 31
	2004	2003

Borrowings under revolving credit facility	$102,130	$54,940
Term loan	206,307	208,428
9.875% senior notes, due June 2007 net of unamortized discount of $833 in 2004 and $1,189 in 2003	549,167	548,810
10.0% senior secured notes due August 2008	150,000	150,000
Capital lease obligations	1,882	—
	$1,009,486	$962,178

In August 2003, the Company issued $150.0 million aggregate principal amount of 10.0% senior secured notes due in 2008.  The Company used the net proceeds of $145.4 million received from that offering to repay $27.5 million of the term loan under its credit agreement and repay $117.9 million of borrowings and terminate commitments under its revolving credit facility.  In accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, $1.5 million (net of tax of approximately $1 million) in deferred financing costs related to the extinguished debt was immediately amortized in 2003 and included in interest expense.  The impact of the debt extinguishment to earnings per share was $0.45 for 2003.

The 10.0% senior secured notes are fully and unconditionally guaranteed on a senior secured second lien basis by the following 100% owned subsidiaries: Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc.  Willscot, also a 100% owned subsidiary, has fully and unconditionally guaranteed the senior secured notes on a subordinated secured second lien basis.  These 100% owned subsidiaries act as joint and several guarantors of the senior secured notes.  The 10.0% senior secured notes are due August 15, 2008 with interest payable semi-annually on February 15 and August 15 of each year.  On August 15, 2006, the 10.0% senior secured notes will become redeemable at the option of the Company, at a redemption price of 105.0% of the principal amount thereof plus interest during the 12-month period beginning August 15, 2006 and 102.5% beginning August 15, 2007.

The Company’s 9.875% senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the following 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc.  Willscot has fully and unconditionally guaranteed the 9.875% senior notes on a subordinated basis.  These 100% owned subsidiaries, act as joint and several guarantors of the 9.875% senior notes. The 9.875% senior notes are due June 1, 2007 with interest payable semi-annually on June 1 and December 1 of each year.  The 9.875% senior notes are currently redeemable at the option of the Company at a redemption price of 100% of the principal amount thereof plus accrued interest.

On March 26, 2002, the Company entered into its credit facility, the net proceeds from which were used to refinance its then existing credit facility.  This credit agreement provided for a $460.0 million revolving credit facility, a $210.0 million term loan, both maturing on December 31, 2006, and up to an additional $30.0 million in term or revolver commitments. In accordance with SFAS No. 145, $1.0 million (net of tax of approximately $0.6 million) in deferred financing costs related to this refinancing was amortized immediately in 2002 and included in interest expense, resulting in an impact to earnings per share of $0.30.  As of December 31, 2004 and 2003, the total revolving credit facility commitment was $300.0 million and $342.1 million, respectively.

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Interest on borrowings under the revolver is payable at a rate of either prime plus 1.75% or the Eurodollar rate plus 3.0%.  The weighted average interest rates of the revolver under the credit agreement were 5.55% and 4.50% at December 31, 2004 and 2003, respectively.  Principal payments due on the term loan are equal to 1% per year payable quarterly through September 30, 2006, with the balance due on December 31, 2006.  Interest on the term loan is payable at a rate of either prime plus 1.75% or the Eurodollar rate plus 3.00%.  The weighted average interest rates of the term loan under the credit agreement were 5.18% and 4.24% at December 31, 2004 and 2003, respectively.

Borrowings under the credit facility are secured by a first priority lien on and security interest in the Company’s rental equipment, accounts receivable and property and equipment and other assets.  The credit agreement contains restrictions on the amount of dividends that the Company can pay to Holdings and requires compliance with certain financial covenants including capital expenditures, interest coverage, and leverage and fleet utilization levels.  The Company is currently in compliance with all financial covenants.

The Company’s unused line of revolving credit at December 31, 2004 and 2003 was $197.9 million and $287.1 million, respectively. Excess borrowing base (collateral) availability calculated in accordance with the credit agreement was $187.2 million and $231.4 million at December 31, 2004 and 2003, respectively; however, consolidated leverage ratio covenant restrictions further limited the Company’s excess borrowing availability at December 31, 2004 and 2003 to $65.1 million and $57.9 million, respectively.  In order to meet future cash requirements, the Company intends to use internally generated funds and to borrow under its credit facility. The Company believes it will have sufficient liquidity under its revolving line of credit and from cash generated from operations to fund its operations for at least the next 12 months.

Letter of credit obligations at December 31, 2004 and 2003 were approximately $10,670 and $8,098, respectively.

Maturities of debt during the years subsequent to December 31, 2004 are $2,342 in 2005, $306,554 in 2006, $549,424 in 2007, $150,276 in 2008, $198 in 2009, and $690 thereafter.

7.   Income Taxes

Deferred income taxes related to temporary differences between the tax bases of assets and liabilities and the respective amounts reported in the financial statements are summarized as follows:

	December 31
	2004	2003
Deferred tax liabilities:
Cost basis in excess of tax basis of assets and accelerated tax depreciation:
Rental equipment	$267,761	$256,329
Property and equipment	2,682	737
Other	1,081	977
Total deferred tax liabilities	271,524	258,043

Deferred tax assets:
Allowance for doubtful accounts	244	338
Rents billed in advance	8,608	7,296
Stock option compensation	4,566	4,206
Deferred compensation	453	521
Net operating loss carryovers	103,844	95,207
Alternative minimum tax credit carryovers	1,760	1,759
Other	1,330	615
	120,805	109,942
Less: valuation allowance	(5,232)	(4,802)
Total deferred tax assets	115,573	105,140
Net deferred tax liabilities	$155,951	$152,903

At December 31, 2004, the Company had net operating loss carryovers available for federal and foreign income tax purposes of approximately $260.0 million.  These net operating loss carryovers expire at various dates from 2005 to 2024.

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During 2003, a valuation allowance of $3,400 related to pre-recapitalization loss carryover limitations was reversed pursuant to changes in published IRS guidance.  Net operating loss carryovers in the amount of $774 and $371 expired in 2003 and 2004, respectively. A valuation allowance of $5,232 was recorded based on the potential expiration of additional net operating loss carryovers. Alternative minimum tax credit carryovers of approximately $1,760 are available without expiration limitations.

Income tax expense (benefit) consists of the following:

	Year ended December 31
	2004	2003	2002
Current
Federal	$—	$—	$—
State	412	400	290
Foreign	150	110	86
	562	510	376
Deferred
Federal	586	(8,159)	6,481
State	117	(1,357)	1,078
Foreign	2,345	1,895	222
	3,048	(7,621)	7,781

Total income taxes	$3,610	$(7,111)	$8,157

The provision for income taxes is reconciled to the amount computed by applying the Federal statutory corporate tax rate of 35% to income before income taxes as follows:

	Year ended December 31
	2004	2003	2002

Income tax at statutory rate	$86	$(6,565)	$8,187
State income taxes, net of federal tax benefit	344	(654)	889
Amortization of intangible assets	—	47	70
Change in valuation allowance	430	—	—
Cumulative change in deferred taxes from increase in estimated effective U.S. state tax rate	2,549	—	—
Other (including effect of foreign operations)	201	61	(989)
	$3,610	$(7,111)	$8,157

During 2004, the income tax expense increased by $2,549 related to a change in the estimate of the future effects of state income taxes on cumulative temporary differences, resulting from a change in the estimated income apportionment among states in which the Company does business.

The components of income (loss) from consolidated operations before income taxes is as follows:

	Year ended December 31
	2004	2003	2002

United States	$(5,689)	$(23,644)	$19,527
Foreign	5,934	4,887	3,865
	$245	$(18,757)	$23,392

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8.  Commitments and Contingencies

The Company is obligated under noncancelable leases of certain equipment, vehicles and parcels of land.  At December 31, 2004 approximate future minimum rental payments are as follows:

	Operating Leases	Capital Leases
2005	$9,640	$374
2006	6,846	374
2007	4,619	374
2008	2,789	374
2009	1,703	278
Thereafter	2,446	1,090
	$28,043	2,864
Less Amounts representing interest	—	(982)
Total minimum future lease payments	$28,043	$1,882

Rent expense was $12,869, in 2004, $13,155, in 2003, and $12,901, in 2002.

The Company maintains insurance coverage for its operations and employees with appropriate aggregate, per occurrence and deductible limits as the Company reasonably determines is necessary or prudent with current operations and historical experience.  The majority of these coverages have large deductible amounts which allow for potential improved cash flow benefits based on the Company’s loss control efforts.  The current per incident deductibles are $125 for employee group health insurance and $500 for worker’s compensation, auto, and general liability, respectively.

The Company expenses the deductible portion of the individual claims.  However, the Company generally does not know the full amount of its exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which the Company must make an accrual for the deductible expense.  The Company makes these accruals based on a combination of the claims review by its staff and insurance companies, and, periodically, the accrual is reviewed and adjusted based on the Company’s loss experience.  A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions.  In addition, the Company’s assumptions will change as its loss experience is developed.  All of these factors have the potential for significantly impacting the amounts the Company has previously reserved in respect of anticipated deductible expenses, and the Company may be required in the future to increase or decrease amounts previously accrued.

Currently, the Company is involved in various lawsuits and claims arising out of the normal course of its business. The nature of the Company’s business is such that disputes occasionally arise with vendors, including suppliers and subcontractors, and customers over warranties, contract specifications and contract interpretations among other things. The Company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on the Company’s assessment of its exposure. As noted above, the Company has insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance, if any, under pending litigation and claims will not have a material adverse effect on the financial position or operating results of the Company.

In May 2002, the Company brought action against a customer to recover approximately $0.2 million allowed to the Company on a construction project.  In December 2002, this customer counterclaimed against the Company and filed claims against various subcontractors and suppliers to the project alleging breach of various warranties and negligence among other things. The customer has asserted that it is seeking to recover its direct losses related to this $2.6 million project as well as other damages.  The case is currently in discovery.  The Company believes that it is reasonably possible that the customer will be awarded some damages from the dispute; however, the amount of such damages cannot be determined at this time.  To the extent that the Company is ultimately liable to the customer, the Company believes it has adequate insurance coverage to apply to its portion of the claim.  The Company, with its insurance carriers, continues to vigorously defend itself in this matter.

In January 2003, the Company was awarded a contract to construct and renovate classrooms in an elementary school located in New Jersey. The Company contracted with various subcontractors for certain components of the project. During the course of the construction, the modular units were impacted by weather conditions, including torrential rains, from which the units were not properly protected by the subcontractors performing the work. As a result, damage to the units resulted. In order to ensure that these damages would be repaired and completed in advance of the school term, the Company promptly repaired the damage. As of

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004, the Company expects to be reimbursed for damages totaling approximately $1.6 million. These costs are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet. The Company and its legal counsel have determined that the subcontractors are responsible for the damages, and are currently seeking full recovery for costs incurred from the parties involved. In addition, the Company has builders risk insurance to cover some portion of the claim. The Company is pursuing these claims vigorously and believes that it will recover the amount of its repair costs.

9. Employee Benefit Plans

The Company has adopted a defined contribution plan (the 401(k) Plan) which is intended to satisfy the tax qualification requirements of Sections 401(a), 401(k), and 401(m) of the Internal Revenue Code of 1986 (the Code).  The 401(k) Plan covers substantially all employees and permits participants to contribute up to the dollar limit described in Section 402(g) of the Code ($13 in 2004). All amounts deferred under this salary reduction feature are fully vested. In accordance with the Economic Growth and Tax Relief Act of 2001, the Plan also allows employees over the age of 50 to contribute an additional $3 as a “catch-up contribution.”

The 401(k) Plan has a “matching” contribution feature under which the Company may contribute a percentage of the amount deferred by each participant, excluding the “catch-up contribution.”  Such percentage, if any, is determined by Company management at its discretion. The Plan also has a “profit sharing” feature, under which the Company may contribute, at its discretion, an additional amount allocable to the accounts of active participants meeting the aforementioned eligibility requirements.  Company contributions to the 401(k) Plan participant vest ratably during the first five years of a participant’s employment and 100% thereafter. Matching contributions by the Company to the 401(k) Plan were approximately $315 in 2004, $261 in 2003, and $668 in 2002. The Company temporarily eliminated the 401(k) employer match in April 2003 as part of a cost reduction initiative.  On January 1, 2004, the Company reinstated the employer match program for 401(k) contributions.  No contributions have been made by the Company under the profit-sharing feature.

The Company has adopted a Deferred Compensation Plan for Executives which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974.  This plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events.  All amounts credited to participants’ accounts are deemed invested in the investment vehicles of the employee’s choice.  As of December 31, 2004 and 2003, the total amount deferred under this plan, including earnings, was approximately $541 and $726, respectively.

Holdings has adopted stock option plans for certain key employees of the Company. In 2003 the Company adopted the 2003 Employee Stock Option Plan (the “2003 plan”) which allowed for up to 230,000 options to be granted. Under the 1997 Employee Stock Option Plan (the “1997 Plan”), up to 479,500 options to purchase Holdings’ outstanding common stock could be granted. The 1997 plan was subsequently amended and restated in 1998 (the “Amended and Restated 1997 Employee Stock Option Plan”). Prior to the 1997 Recapitalization, the Company had adopted the 1994 Employee Stock Option Plan (the “1994 plan”) for certain key employees. All options outstanding under the 1994 plan became fully vested in conjunction with the 1997 Recapitalization.  The three stock option plans are referred to collectively as the “Stock Option Plans.”

The options under the Stock Option Plans are granted with an exercise price equal to the estimated fair value of the shares as of the date of grant.  Fifty percent of the options granted vest ratably over five years, and fifty percent vest based on the Company meeting certain financial goals over the same five periods.  All options expire 10 years from the date of grant.  The options were granted with an exercise price equal to the fair value of the shares as of the date of grant.

A summary of stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Beginning balance	1,261,590	$27.50	1,118,990	$23.87	1,125,140	$23.87
Granted	70,850	50.67	196,450	50.67	6,300	50.67
Forfeited	(33,700)	(48.61)	(53,850)	(36.64)	(12,450)	(37.60)
Ending balance	1,298,740	28.22	1,261,590	27.50	1,118,990	23.87

Exercisable at end of year	999,954	21.83	979,963	21.18	986,500	20.69

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Exercise prices for options outstanding as of December 31, 2004 are detailed in the following table.

Exercise Price	Shares Outstanding at December 31, 2004	Shares Exercisable at December 31, 2004	Weighted Average Remaining Life
$4.59	72,000	72,000	0.2 years
$9.60	274,650	274,650	1.2 years
$18.39	266,490	266,490	2.2 years
$30.50	318,700	279,764	3.0 years
$50.67	366,900	107,050	4.8 years

At December 31, 2004, the Company had approximately 1,342,000 shares of common stock reserved for the exercise of outstanding stock options and additional stock options authorized for granting under existing stock option plans.

10.  Supplemental Condensed Consolidating Financial Information

The 9.875% senior notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company’s 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc.  Willscot, a 100% owned subsidiary, has fully and unconditionally guaranteed the 9.875% senior notes on a subordinated basis.  The 10.0% senior secured notes are fully and unconditionally guaranteed on a senior secured second lien basis by the Company’s 100% owned subsidiaries.  Willscot has fully and unconditionally guaranteed the 10.0% senior secured notes on a subordinated secured second lien basis.  These 100% owned subsidiaries (Guarantor Subsidiaries), act as joint and several guarantors of the Senior Notes.

The following presents condensed consolidating financial information for the Company and the Guarantor Subsidiaries. Space Master International, Inc., Evergreen Mobile Company and Truck & Trailer Sales, Inc. do not have any assets or operations.

	As of December 31, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Rental equipment, at cost	$359,175	$775,440	$—	$1,134,615
Less accumulated depreciation	78,076	175,816	—	253,892
Net rental equipment	281,099	599,624	—	880,723

Property and equipment, net	77,619	2,332	—	79,951
Investment in Willscot	522,483	—	(522,483)	—
Other assets	352,366	15,368	(43,801)	323,933
Total assets	$1,233,567	$617,324	$(566,284)	$1,284,607
Liabilities:
Accounts payable and accrued expenses	76,433	5,754	—	82,187
Long-term debt and revolving credit facility	1,009,486	—	—	1,009,486
Other liabilities	164,827	56,300	(43,801)	177,326
Total liabilities	1,250,746	62,054	(43,801)	1,268,999

Stockholder’s (deficit) equity:	(17,179)	555,270	(522,483)	15,608
Total liabilities and stockholder’s equity	$1,233,567	$617,324	$(566,284)	$1,284,607

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As of December 31, 2003
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Rental equipment, at cost	$285,649	$767,223	$—	$1,052,872
Less accumulated depreciation	59,237	165,557	—	224,794
Net rental equipment	226,412	601,666	—	828,078

Property and equipment, net	79,217	1,533	—	80,750
Investment in Willscot	546,750	—	(546,750)	—
Other assets	329,376	9,461	(41,980)	296,857
Total assets	$1,181,755	$612,660	$(588,730)	$1,205,685
Liabilities:
Accounts payable and accrued expenses	56,102	3,342	—	59,444
Long-term debt and revolving credit facility	962,178	—	—	962,178
Other liabilities	171,197	41,981	(41,980)	171,198
Total liabilities	1,189,477	45,323	(41,980)	1,192,820

Stockholder’s (deficit) equity:	(7,722)	567,337	(546,750)	12,865
Total liabilities and stockholder’s equity	$1,181,755	$612,660	$(588,730)	$1,205,685

	For the Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$468,462	$99,030	$(69,567)	$497,925

Gross profit	178,525	57,926	(45,638)	190,813

Other expenses	188,634	51,182	(45,638)	194,178

Net (loss) income	$(10,109)	$6,744	$—	$(3,365)

	For the Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$413,415	$92,772	$(70,544)	$435,643

Gross profit	169,161	54,216	(45,464)	177,913

Other expenses	185,589	49,434	(45,464)	189,559

Net (loss) income	$(16,428)	$4,782	$—	$(11,646)

	For the Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$474,869	$90,496	$(72,918)	$492,447

Gross profit	201,329	53,035	(46,604)	207,760

Other expenses	189,865	49,264	(46,604)	192,525

Net income	$11,464	$3,771	$—	$15,235

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by operating activities	$23,850	$33,094	$—	$56,944

Cash used in investing activities	(68,032)	(34,905)	—	(102,937)

Cash used in financing activities	46,108	—	—	46,108
Effect of change in translation rates	(1,484)	1,917	—	433
Net change in cash	442	106	—	548
Cash at beginning of period	387	—	—	387

Cash at end of period	$829	$106	$—	$935

	For the Year Ended December 31, 2003
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by operating activities	$38,820	$35,452	$—	$74,272

Cash used in investing activities	(7,108)	(36,531)	—	(43,639)

Cash used in financing activities	(30,620)	—	—	(30,620)
Effect of change in translation rates	(84)	31	—	(53)
Net change in cash	1,008	(1,048)	—	(40)
(Overdraft)/cash at beginning of period	(621)	1,048	—	427

Cash at end of period	$387	$—	$—	$387

	For the Year Ended December 31, 2002
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by operating activities	$61,629	$33,705	$—	$95,334

Cash used in investing activities	(2,336)	(33,783)	—	(36,119)

Cash used in financing activities	(59,350)	—	—	(59,350)
Effect of change in exchange rates	(29)	7	—	(22)
Net change in cash	(86)	(71)	—	(157)
(Overdraft)/cash at beginning of period	(535)	1,119	—	584

(Overdraft)/cash at end of period	$(621)	$1,048	$—	$427

Williams Scotsman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11.             Related Party Transactions

During 2004, 2003 and 2002, the Company paid dividends to Holdings of approximately $86, $55, and $133, respectively, primarily to fund normal operating expenses.

12.             Assets Held for Sale

In December 2003, the Company implemented a strategic initiative to dispose of selected units in its rental fleet which the Company had determined no longer merit further investment.  The Company planned to sell to one or more buyers approximately 2,900 units.   In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company recorded a $19.4 million impairment charge in the fourth quarter of 2003 to reflect the write-down of these assets to their estimated fair value (less costs to sell).  These units were removed from rental equipment and reclassified separately in other assets in the consolidated balance sheet.  As of December 31, 2004 and 2003, assets classified as held for sale related to the strategic initiative were $39 and $394, respectively.  The effect on the net loss for the year ended December 31, 2004 of disposing of these units was not material.

13.             Hurricane Damage and Recovery

During the third quarter of 2004, approximately 500 mobile office and storage units, the majority of which were not on rent, with a book value of approximately $3.4 million were destroyed as a result of several hurricanes experienced in the southeast region of the United States.  In addition, approximately 200 units as well as certain other Company assets were damaged. The total costs related to these storms approximate $4.6 million.  As of December 31, 2004, the Company has agreed to a preliminary settlement with its insurance companies of approximately $7.9 million to cover losses from these storms, of which $5.0 million was received as of December 31, 2004.  During the fourth quarter of 2004, the Company recorded in other revenues approximately $3.3 million, representing the realized gain from the involuntary conversion of these assets.

14.             Prepaid Expenses and Other Current Assets and Accrued Expenses and Other Current Liabilities

Prepaid expenses and other current assets consists of the following as of December 31:

	2004	2003
Cost in excess of billings on modular construction	$8,132	$12,401
Inventories	16,558	13,036
Prepaid expenses	13,640	8,878
Prepaid expenses and other current assets	$38,330	$34,315

Accrued expenses and other current liabilities consists of the following as of December 31:

	2004	2003
Payroll and employee benefits	$9,273	$9,423
Accrued interest	12,341	11,454
Billings in excess of cost on modular construction	4,188	574
Other liabilities	14,160	8,488
Accrued expenses and other current liabilities	$39,962	$29,939

15.             Subsequent Events

On February 24, 2005, the Company acquired Mobile Space Inc., a Chicago-based company that leased and sold mobile office units.  This purchase resulted in the acquisition of approximately 640 units and the related customer base. The transaction was accounted for under the purchase method of accounting with a purchase price of $4.8 million.  The acquisition was financed with borrowings under the Company’s credit facility.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.              Controls and Procedures

(a)                                         Disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a – 15(e) and 15d – 15(e)) are (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)                                        Changes in internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information

Option Extension Amendment

On March 25, 2005, the Scotsman Holding’s Board of Directors approved an Option Extension Amendment (the Amendment) related to the Scotsman Holdings, Inc. 1994 Employee Stock Option Plan (the Plan).  This Amendment extends the expiration date of options to purchase 58,200 shares of common stock at an exercise price of $4.59 that are scheduled to expire on March 30, 2005 to March 1, 2007.  Under the terms of the Amendment, if an eligible option remains outstanding after March 30, 2005, it can thereafter be exercised only on a single day which shall be the earlier of March 1, 2007 or the date of certain other events such as death or disability of the option holder or the occurrence of other events specified in the Amendment.  Eligible options affected by the Amendment are options issued by Scotsman Holdings, Inc. 1994 Employee Stock Option Plan which meets all of the following conditions: the option was issued on March 31, 1995; the original term of the option was scheduled to expire on March 30, 2005; and the option was outstanding but not yet exercised at the start of business on March 30, 2005. Named Executive Officers affected by the Amendment and options held affected by the Amendment are as follows: Gerard E. Holthaus, 23,400 options; Joseph F. Donegan, 5,850 options; William C. LeBuhn, 10,500 options and John B. Ross, 900 options.

PART III

Item 10.                                                    Directors and Executive Officers of the Registrant

Directors and Officers

Our directors and executive officers are as follows:

Name	Age	Position
Gerard E. Holthaus	55	President and Chief Executive Officer; Director and Chairman of the Board
James N. Alexander	45	Director
Michael F. Finley	43	Director
Steven B. Gruber	47	Director
Brian Kwait	43	Director
James L. Singleton	49	Director
Joseph F. Donegan	54	Executive Vice President - U.S. Field Operations
Robert C. Singer	49	Executive Vice President and Chief Financial Officer
William C. LeBuhn	42	Senior Vice President and Chief Administrative Officer
John B. Ross	56	Vice President and General Counsel

The directors are elected annually and serve until their successors are duly elected and qualified.  No member of our Board of Directors (the “Board”), who also serves as a member of the Board of Holdings, receives any fee for attendance at Board meetings or meetings of the Committees of the Board.  Outside directors are reimbursed for their expenses for any meeting attended.

Executive officers of the Company are elected by the Board of Directors and serve at the discretion of the Board of Directors.

Gerard E. Holthaus was elected Chairman of the Board in April 1999 and has been our President and Chief Executive Officer since April 1997. He has been with our company since June 1994, and served as President and Chief Operating Officer from October 1995 to April 1997 and was Executive Vice President and Chief Financial Officer prior to that. He has served as a director since June 1994. Before joining our company, Mr. Holthaus served as Senior Vice President of MNC Financial, Inc. from April 1988 to June 1994. From 1971 to 1988, Mr. Holthaus was associated with the accounting firm of Ernst and Young LLP (Baltimore), where he served as a partner from 1982 to 1988.  He also serves on the Board of Directors of The Baltimore Life Companies, a mutual life insurance company and FTI Consulting, Inc, a corporate finance/restructuring, forensic and litigation consulting and economic consulting business.

James N. Alexander was elected as a director of the Board in May 1997.  Mr. Alexander has been a Managing Partner of Oak Hill Investment Management and its predecessors (see Item 12 Security Ownership of Certain Beneficial Owners and Management) since June 2001, a Partner of Oak Hill Capital Management since February 1999, and a Vice President of Keystone Inc. since August 1995.  Mr. Alexander serves on the Board of Directors of  230 Park Investors, L.L.C.  He previously worked at Goldman, Sachs & Co., where he was a Vice President in the fixed income division from August 1993 to July 1995.

Michael F. Finley was elected as a director of the Board in May 1997. Mr. Finley has been a Managing Director of Cypress Group L.L.C.  (“Cypress”) since 1998 and has been a member of Cypress since its formation in April 1994.  Mr. Finley is also a director of Communications & Power Industries, Inc., Affinia Group Inc., and Cooper-Standard Automotive Inc. Prior to joining Cypress, he was a Vice President in the Merchant Banking Group at Lehman Brothers Inc.

Steven B. Gruber was elected as a director of the Board in February 2002.  From February 1999 to present, Mr. Gruber has been a Managing Partner of Oak Hill Capital Management, Inc., From March 1992 to present he has been a Managing Director of Oak Hill Partners, Inc.  From February 1994 to present, Mr. Gruber has also been an officer of Insurance Partners Advisors, L.P., an investment advisor to Insurance Partners, L.P.  From October 1992 to present, he has been a Vice President of Keystone, Inc.  Mr. Gruber is also a director of American Skiing Company, Blackboard, Inc., Travel Centers of America, Inc. and several private companies, related to Keystone, Inc. and Oak Hill Capital Partners L.P.

Brian Kwait was elected as a director of the Board in September 1998 and also served in that capacity from December 1993 through May 1997.   Mr. Kwait is a Member and Managing Principal of Odyssey Investment Partners, LLC since April 1997 and was a Principal of Odyssey Partners, LP from August 1989 to March 1997.

James L. Singleton, a former director of the Company between May 1997 and April 2001, accepted a position on the Board, effective February 28, 2005. Mr. Singleton is currently the Co - Chairman of Cypress and has been a founding member of that company since April 1994. He has served on several boards and is currently a director of WESCO International, ClubCorp, Danka Business Systems, and Meow Mix.  Mr. Singleton will serve on the Company’s compensation committee.

Joseph F. Donegan has been Executive Vice President of U.S. Field Operations since May 2001. He was Senior Vice President and Northern Division Manager of our company since September 1996 and served as the Northeast Region Manager prior to that. Mr. Donegan’s responsibilities include the implementation of corporate policies, attainment of branch profitability, fleet utilization management and development of personnel for the entire United States branch network. Mr. Donegan has 29 years of experience within the industry, and 20 years with Williams Scotsman.

Robert C. Singer has been Executive Vice President and Chief Financial Officer since February 28, 2005.  Prior to joining our Company, Mr. Singer had been Senior Vice President and Chief Financial Officer of TESSCO Technologies Inc. since 1999.  From 1983-1999, Mr. Singer held progressive executive financial positions with McCormick and Company, Inc.

William C. LeBuhn has been Senior Vice President and Chief Administrative Officer since March 2002 with responsibilities for Marketing, Human Resources, Legal and Information Systems.  He formerly served as Vice President - Marketing and Human Resources from July 1999 to March 2002, and was Vice President of Human Resources from January 1994 to July 1999.  Mr. LeBuhn’s primary responsibilities include the strategic direction and coordination of multiple business units.  Prior to joining our company, Mr. LeBuhn was HR Manager for Sherwin-Williams’ Eastern Division from 1992 to January 1994, Director of HR for Consolidated International Insurance Group, Inc. from 1988 to 1992, and HR Officer for Meridian Bancorp from 1984 to 1988.

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

Audit Committee Financial Expert

The Audit Committee (the “Committee”), comprised of certain members of the Board, is designated to oversee the financial reporting process of the Board.  The Board has determined that Michael F. Finley, a member of the Committee, qualifies as an audit committee financial expert as defined by SEC rules.  Mr. Finley is not an independent director.  Because the Company is not listed on an exchange, the Company has chosen to use the definition of “independence” for audit committee members as such term is used by the New York Stock Exchange listing standards.

Code of Ethics and Form 10-K

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer (the principal financial and accounting officer), controller, and persons performing similar functions.  Copies of the Code of Ethics, as well as our consolidated financial statements on Form 10-K (which is filed with the Securities and Exchange Commission) are available free of charge by writing to John B. Ross, Vice President and General Counsel at 8211 Town Center Drive, Baltimore, MD 21236.

Item 11.

Executive Compensation

The following table sets forth certain information concerning the compensation paid or accrued for the last three completed fiscal years of our Chief Executive Officer and our four next highly compensated executive officers (the “Named Executive Officers”) during 2004.

	Annual Compensation (1)
	Year	Annual Compensation Salary ($)	Bonus (2) ($)	Securities Underlying Options (#)	All Other Compensation ($) (3)
Gerard E. Holthaus
President and Chief Executive Officer	2004	$496,884	$162,000	—	$6,108
	2003	461,784	—	54,000	6,275
	2002	452,692	116,250	—	9,183

Joseph F. Donegan
Executive Vice President-U.S. Field Operations	2004	331,675	58,500	—	2,165
	2003	331,573	—	20,000	2,651
	2002	321,490	37,500	—	4,885

William C. Lebuhn
Senior Vice President and Chief Administrative Officer	2004	176,425	57,600	—	1,443
	2003	165,178	—	13,000	1,363
	2002	159,423	42,750	—	4,111

Sonney Taragin
Vice President-Information Technology	2004	137,015	26,250	5,000	1,312
	2003	—	—	—	—
	2002	—	—	—	—

John B. Ross
Vice President-General Counsel	2004	128,154	26,250	2,000	1,282
	2003	118,518	18,900	—	1,020
	2002	116,260	26,250	—	3,031

Summary Compensation Table

	Annual Compensation (1)
	Year	Annual Compensation Salary ($)	Bonus (2) ($)	Securities Underlying Options (#)	All Other Compensation ($) (3)

Joseph J. Vecchiolla
Former Vice President of	2004	171,510	22,500	2,500	1,640
Marketing and Corporate Communications	2003	153,057	—	5,000	587
	2002	91,119	—	5,000	760

John C. Cantlin
Former Senior Vice President and Chief Financial Officer	2004	192,058	—	—	1,841
	2003	298,584	—	20,000	606
	2002	—	—	—	—

(1)          As permitted by rules established by the Securities and Exchange Commission, no amounts are shown with respect to certain perquisites where such amounts do not in the aggregate exceed the lesser of 10% of salary plus bonus or $50,000.

(2)          Effective February 2004, the Compensation Committee of the Board approved the 2004 Management Incentive Plan to be paid during the first quarter of 2005.  Annual bonuses are paid to key management personnel pursuant to a formula tied to annual budgeted EBITDA performance.  If the targeted performance is achieved, a bonus is paid in an amount equal to a fixed dollar amount.  If performance exceeds targeted levels, bonuses may be paid at an accelerated rate based on a formula not to exceed 2.5 times the fixed dollar amount.  If minimum targets are not achieved, no bonuses are paid.  Annual bonuses for the Company’s Chief Executive Officer, and all other Executive Officers, including the five highest paid executive officers, are reviewed and approved by the Compensation Committee.

(3)          Represents employer match under the 401(k) plan, and for Mr. Holthaus, the amount includes a disability insurance premium of $4,058 in each of 2004, 2003 and 2002.

Joseph J. Vecchiolla

Joseph Vecchiolla served as Vice President of Marketing and Corporate Communications with Williams Scotsman Inc., (the “Company”) from June 2002 to October 2004.  His responsibilities included brand management, business development, advertising, marketing and public relations. Prior to joining us, Mr. Vecchiolla founded the full-service advertising agency Bradley Media Group.  On October 27, 2004, Mr. Vecchiolla accepted a vice president of field operations position within the Company’s mid-Atlantic region.

Robert C. Singer

Robert C. Singer’s employment as Chief Financial Officer commenced on February 28, 2005.  Under the terms of an employment agreement, effective March 25, 2005, Mr. Singer will receive a base compensation of $300,000, incentive bonus targets of $125,000, a signing bonus of $100,000 to be paid in 2005, and grants of 30,000 stock options in 2005 at a grant price of $50.67.  The employment agreement also provides him with twelve months base pay should his employment relationship end other than for death or for cause (as defined in the agreement).  In addition, Mr. Singer will be subject to various confidentiality, non-interference and non-solicitation restrictions.

Former Employees

John C. Cantlin

Mr. Cantlin was employed as the Chief Financial Officer of the Company until September 16, 2004.  At the time that his employment ended, his base annual salary was $257,500.  No post-employment agreements were negotiated between the Company and Mr. Cantlin at the time of his resignation.

Sonney Taragin

Effective January 21, 2005, the Company has entered into a Severance Agreement and General Release (the “Agreement”) with Sonney Taragin, the Company’s former Vice President-Information Technology.  Under the terms of the Agreement, the Company is required to pay Mr. Taragin, in addition to any amounts earned but not yet paid to him, the equivalent of six (6) months of his base salary through October 31, 2005, an automobile allowance through July 31, 2005 plus $26,250 as his management incentive for the year ended December 31, 2004.  Mr. Taragin is entitled to medical coverage under the Company’s medical plans until October 31, 2005. The Agreement also provides for outplacement services equivalent to $6,000. Further, the Agreement contains a provision prohibiting Mr. Taragin from disclosing any confidential information of the Company.

Option Grants in Last Fiscal Year

The following table contains information covering the number and value of stock options of Holdings granted to the Named Executive Officers during the last fiscal year ended December 31, 2004.

Name	Number of securities underlying options (1)	Percent of total options granted to employees in fiscal year	Exercise price	Expiration date	Grant date present value of options (2)
Gerard E. Holthaus	—	0%	$—	—	$—

Joseph F. Donegan	—	0%	—	—	—

William C. Lebuhn	—	0%	—	—	—

Sonney Taragin	5,000	7%	$50.67	January 1, 2014	$97,200

John B. Ross	—	0%	—	—	—

(1)          Fifty percent of the options granted vest ratably over the next five years and fifty percent vest based on the Company meeting certain financial goals over the same five periods.  All options expire 10 years from the effective date of grant.

(2)          The grant date fair value of the options noted above was $18.98 and was calculated using the Cox Ross Rubinstein binomial model valuation method with the following assumptions:

•                  an expected volatility of 43.3%

•                  a risk free rate of return of 3.07%

•                  a dividend yield of 0%, and

•                  an expected life of 5 years.

Aggregated Option Exercises in Last Fiscal Year and

Fiscal Year-End Option Values

The following table contains information covering the number and value of unexercised stock options of Holdings held by the Named Executive Officers at the end of the fiscal year.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year End (1) Exercisable/Unexercisable (2)	Value of Unexercised In-the-Money Options At Fiscal Year End ($) Exercisable/Unexercisable(3)

Gerard E. Holthaus	286,313 / 62,178	$10,192,494 / $544,815

Joseph F. Donegan	105,875 / 22,975	3,721,262 / 208,529

William C. LeBuhn	95,950 / 16,050	3,545,112 / 157,428

Sonney Taragin	500 / 4,500	2,925 / 26,325

John B. Ross	66,000 / 4,900	2,862,215 / 71,022

(1)                                  No options were exercised by the Named Executive Officers during fiscal 2004.

(2)                                  For options granted under the 1997 Plan, 50% vest ratably over five years and 50% vest ratably based on the Company meeting certain financial targets over the same five periods.  All other options became fully vested in conjunction with the 1997 Recapitalization.

(3)                                  Based on the fair market stock value of $56.52 at December 31, 2004.

Scotsman Holdings, Inc. 1994 Employee Stock Option Plan

In March 1995, a stock option plan was adopted for certain of our key employees.  All options outstanding under the 1994 plan became fully vested in conjunction with the 1997 Recapitalization.  The options are exercisable for a period of 10 years from date of grant.

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan

In December 1997, a stock option plan was adopted for certain of our key employees, which was amended and restated in December 1998.  Under the 1997 plan, up to 479,500 options to purchase Holdings’ common stock may be granted.

Scotsman Holdings, Inc. 2003 Employee Stock Option Plan

In January 2003, a stock option plan was adopted. Under the 2003 plan, up to 230,000 options to purchase Holdings’ common stock may be granted.  Fifty percent of the options granted vest ratably over five years and fifty percent vest ratably based on the Company meeting certain financial targets over the same five periods.  All options expire 10 years from the date of grant.

In May 2004, January 2003, and December 2002, 70,850, 196,450, and 6,300 options, respectively, were granted under the stock option plans at an offer price of $50.67 per share.

401(k)/Defined Contribution Plan

The 401(k) Plan, as discussed in greater detail in Note 9 to the Notes to the Consolidated Financial Statements, has a “profit sharing” feature, under which we may contribute, at our discretion, an additional amount which is allocated to the accounts of active participants who have been employed for 12 consecutive months by the Company, who have completed 1,000 hours of service during the Plan Year and who are employed on the last day of the year, based on such participants’ compensation for the year.  The vesting schedule for these contributions is identical to that for matching contributions, as discussed in greater detail in Note 9 to the Notes to the Consolidated Financial Statements.

A participant’s 401(k) Plan benefits generally are payable upon the participant’s death, disability, retirement, or other termination of employment.  Payments under the 401(k) Plan are made in a lump sum.

In 2004, we made matching contributions to the 401(k) Plan participants in an aggregate amount of $314,542.

For further discussion of our 401(k) defined contribution plan, see Note 9 to the Notes to the Financial Statements.

Deferred Compensation Plan for Executives

During 1997, we adopted a deferred compensation plan for executives (the “Plan”) which is meant to be an unfunded deferred compensation plan maintained for a select group of management within the meaning of Sections 201(2), 301(a)(3) and 401 (a)(1) of the Employee Retirement Income Security Act of 1974.  The Plan allows key employees to defer a specified amount of their compensation until termination or upon the occurrence of other specified events.  All amounts credited to participants’ accounts are deemed invested in the investment vehicles of the employee’s choice.  As of December 31, 2004, the total amount deferred under this Plan, including earnings, was $540,453.

Compensation Committee Interlocks and Insider Participation

During 2004, the Compensation Committee was comprised of two outside directors: David P. Spalding and Steven B. Gruber.  Effective February 2005, Mr. Spalding resigned from the Board of Directors and the Compensation Committee.  James L. Singleton replaced Mr. Spalding on the Board and the Compensation Committee.

Steven B. Gruber has been designated to serve on our Board of Directors by Scotsman Partners, L.P., which owns approximately 41% of our outstanding common stock.  Mr. Gruber is a Managing Partner of Oak Hill Capital Management, Inc., which is  the investment advisor to Oak Hill Capital Partners, L.P. and Oak Hill Capital Management Partners, L.P. (collectively, the”Oak Hill Partnerships”).  Scotsman Partners, L.P. and the Oak Hill Partnerships are related parties.  Mr . Gruber also is the Chairman of the Board of Exl Service Holdings, Inc.  (“EXL”), which is majority-owned by the Oak Hill Partnerships.  EXL provides consulting assistance to us in connection with our Sarbanes- Oxley compliance program.  In 2004,  we paid EXL $26,000 in fees and expense reimbursements. Except for Mr. Gruber’s relationship with EXL, no member of the Committee has any interlocking or insider relationship with the Company which is required to be reported under the applicable rules and regulations of the Securities and Exchange Commission.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding shares of Common Stock of the Company are owned by Holdings.  The following table sets forth certain information regarding the beneficial ownership of Holdings’ common stock as of December 31, 2004 by (i) all persons owning of record or beneficially to the knowledge of the Company 5% or more of the issued and outstanding Holdings common stock, (ii) each director individually, (iii) each executive officer named in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

Name	Shares of Common Stock	Percentage
Cypress Merchant Banking Partners L.P.(1)(2)(3)
c/o The Cypress Group L.L.C.
65 East 55th Street
New York, NY 10022	2,431,523	39.25%

Cypress Offshore Partners L.P.(1)(2)(3)
Bank of Bermuda (Cayman) Limited
P.O. Box 513 G.T.
Third Floor
British American Tower
George Town, Grand Cayman
Cayman Islands, B.W.I.	125,939	2.03

Scotsman Partners, L.P.(2)(3)(4)
201 Main Street
Fort Worth, TX 76102	2,557,462	41.28

Odyssey Investment Partners Fund, LP(3)(5)
280 Park Avenue
New York, NY 10017	716,536	11.57

James N. Alexander(6)	—	—
Michael F. Finley(7)	—	—
Steven B. Gruber(6)	—	—
Brian Kwait(8)	—	—
David P. Spalding(7) (12)	—	—
Gerard E. Holthaus (9)(10)(11)	324,413	5.01
Joseph F. Donegan (9)(10)(11)	109,475	1.74
William C. LeBuhn (9)(10)(11)	98,950	1.57
John B. Ross (9)(10)(11)	67,500	1.08
Sonney Taragin (9)(10)(11)	500.01

All executive officers and directors as a group (11) (13 persons)	602,888	8.93

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

(3)                                  Under the Investor Stockholders Agreement (as defined herein), the Cypress Stockholders (as defined herein), Scotsman Partners, L.P., and Odyssey Investment Group (as defined herein) have agreed to vote their shares for certain nominees for director and other matters and the Cypress Stockholders, Scotsman Partners, L.P., and Odyssey Investment Group have agreed to restrict the transfer of their shares subject to certain exceptions.  See “Certain Relationships and Related Transactions—Investor Stockholders Agreement.”

(4)                                  The shares of Holdings Common Stock beneficially owned by Scotsman Partners, L.P. may be deemed to be owned by J. Taylor Crandall and Group 31, Inc. (“Group 31”).  Mr. Crandall is the sole stockholder of Group 31, which is the general partner of Scotsman Partners, L.P.  Group 31 disclaims such beneficial ownership.  The address of Mr. Crandall and Group 31 is the same as Scotsman Partners.  Mr. Crandall is a Managing Partner of Oak Hill Capital Management, Inc.

(5)                                  Includes 1,461 shares that are beneficially owned by Odyssey Coinvestors, LLC, an affiliate of Odyssey Investment Partners, LLC (together, “Odyssey Investor Group”).  The General Partner of Odyssey Investment Partners Fund, LP is Odyssey Capital Partners, LLC a Delaware limited liability company (the “General Partner of Odyssey”) and the Managing Member of Odyssey Coinvestors, LLC is Odyssey Investment Partners, LLC, a Delaware limited liability company.  Paul D. Barnett, Stephen Berger, William Hopkins, Brian Kwait and Muzzi Mirza are Managing Members of Odyssey Capital Partners, LLC and Odyssey Investment Partners, LLC, and, therefore, may each be deemed to share voting and investment power with respect to 716,536 shares and votes deemed to be owned by the General Partner of Odyssey and Odyssey Investment Partners, LLC.  Each Messrs. Barnett, Berger, Hopkins, Kwait and Mirza disclaims beneficial ownership of such shares.

(6)                                  Such person’s address is c/o Scotsman Partners, L.P.

(7)                                  Such person’s address is c/o Cypress Merchant Banking Partners L.P.

(8)                                  Such person’s address is c/o Odyssey Investment Partners Fund, LP.

(9)           Such person’s address is c/o the address of the Company’s principal executive offices.

(10)         Each member of management is a party to the Stockholders’ Agreement whereby he or she has agreed to limit the transferability of his or her shares.  See “Certain Relationships and Related Transactions—Stockholders’ Agreement.”

(11)         Includes 286,313, 105,875, 95,950, 66,000, and 500 shares held as options by Messrs. Holthaus, Donegan, LeBuhn, Ross, and Taragin, respectively.  All executive officers as a group includes 556,688 shares held as options.

(12)         James L. Singleton replaced David P. Spalding on the Company’s Board of Directors in February 2005.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options as of December 31, 2004.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under equity compensation plans (excluding stock options) (3)
Equity compensation plans approved by stockholders (1)	613,140	$12.83	—

Equity compensation plans not approved by stockholders (2)	386,814	36.08	—

(1)   Consists of the Holdings’ 1994 Employee Stock Option Plan.  See Note 9 to the Notes to the Consolidated Financial Statements for further discussion of the material terms of this plan.

(2)   Consists of two plans: Holdings’ 1997 Employee Stock Option Plan and 2003 Employee Stock Option Plan.  See Note 9 to the Notes to the Consolidated Financial Statements for further discussion of the material terms of these plans.

(3)   The Company has no other equity compensation plans that are required to be disclosed in this column.

Item 13.         Certain Relationships and Related Transactions

Stockholders’ Agreement

Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Scotsman Partners, L.P. (collectively the “Investor Group”), the management stockholders and Holdings are parties to a Management Stockholders’ and Optionholders’ Agreement dated as of September 14, 1998 (the “Stockholders’ Agreement”), which contains certain rights and restrictions with respect to the transfer of each management stockholder’s shares of Common Stock.  The Stockholders’ Agreement prohibits the transfer of any shares of Common Stock by management stockholders (other than sales required in connection with the disposition of all shares of Common Stock owned by the Investor Group and its affiliates) until the earlier of twelve months after an initial public offering (“IPO”) of the equity of Holdings for designated officers (and sixty days after an initial public offering for non-designated officers) or the day after the Investor Group and its affiliates have disposed of more than 33-1/3% of the shares of Common Stock originally acquired by the Investor Group, and thereafter, the aggregate number of shares which may be transferred by each Management Stockholder in any calendar year (other than certain required sales) may not exceed 25% of the number of shares acquired pursuant to the Subscription Agreement between Holdings and such management stockholder plus the number of any shares acquired pursuant to the exercise of stock purchase options.  In addition, the Stockholders’ Agreement restricts the transfer of shares of Common Stock by each management stockholder for a period of five years from the date of purchase of such shares, except certain permitted transfers and transfers pursuant to an effective registration statement or in accordance with Rule 144 under the Securities Act.  Upon the expiration of such five-year period, subject to the foregoing restrictions, each management stockholder may transfer his shares after giving to the Investor Group and Holdings, a right of first refusal to purchase such shares.

Each management stockholder has the right (and in limited circumstances the obligation) to sell his shares in connection with certain dispositions of shares by the Investor Group and the right to cause his shares to be included in certain registrations of Common Stock on behalf of the Investor Group.  In addition, upon termination of any management stockholder’s employment, Holdings may elect to require such management stockholder to sell to Holdings all of his shares.

Investor Stockholders Agreement

On May 22, 1997, Holdings, certain partnerships affiliated with The Cypress Group, L.L.C. (the “Cypress Stockholders”) and Scotsman Partners, L.P. (together with the Cypress Stockholders and, including their permitted transferees, the “Investor Stockholders”) and the Odyssey Investor Group,  BT Investment Partners, Inc. and certain other stockholders (together with their permitted transferees and the Investor Stockholders, the “Stockholders”) entered into an investor stockholders agreement, which was subsequently amended on September 1, 1998 (the “Investor Stockholders Agreement”).

Under the terms of the Investor Stockholders Agreement, unless otherwise agreed to by the Investor Stockholders, the board of directors of Holdings (the “Holdings Board of Directors”) will consist of nine directors: three persons nominated by the Cypress Stockholders, three persons nominated by Scotsman Partners, one person nominated by Odyssey Investment Group, the Chairman of the Holdings Board of Directors and the President of Holdings, respectively. Each of Cypress Stockholders, Scotsman Partners and Odyssey Investment Group is entitled to remove and replace any or all of their respective designees on the Holdings Board of Directors and each is entitled to remove the director or directors who are the Chairman of the Holdings Board of Directors and the President of Holdings in accordance with the provisions of the Investor Stockholders Agreement.  If the Holdings Common Stock held by either the Cypress Stockholders or Scotsman Partners is reduced to an amount less than 20% of the outstanding Holdings Common Stock, but 5% or more of the outstanding Holdings Common Stock, the Cypress Stockholders or Scotsman Partners, as the case may be, will be entitled to designate only one director.  Each of the Cypress Stockholders or Scotsman Partners will lose the right to designate any directors when the Cypress Stockholders or Scotsman Partners, as the case may be, no longer holds at least 5% of the outstanding Holdings Common Stock.  From and after the date that Odyssey Investment Group owns less than 5% of the outstanding Holdings Common Stock, it will no longer be entitled to designate any director for election or removal.  If any of Cypress Stockholders, Scotsman Partners and Odyssey Investment Group is entitled to designate a lesser number of directors pursuant to the Investor Stockholders Agreement, then they will vote their shares to cause the number of the entire Holdings Board of Directors to be reduced by the number of directors they are no longer entitled to designate.

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

Under the Investor Stockholders Agreement, prior to the consummation of an initial public offering of Holdings Common Stock, each Stockholder will have the right to acquire shares of Holdings Common Stock in connection with certain new issuances of Holdings Common Stock, on the same terms and conditions, for the amount necessary to allow the participating Stockholder to maintain its percentage holding of the outstanding Holdings Common Stock.

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

Certain Employment Arrangements

Mr. John T. Moore, Jr., is employed as Manager of Field Reporting for the Company and is the son-in-law of the Company’s President and Chief Executive Officer.  For 2004, Mr. Moore received salary and bonus totaling $80,573 and other employment benefits, including 401(k) contributions by the Company.  His salary and benefits were consistent with those provided to other employees of the Company holding comparable positions.

Other

For a discussion of other related party transactions, see Item 11, Compensation Committee Interlocks and Insider Participation.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate audit fees billed for professional services rendered by Ernst & Young LLP, the Company’s independent registered public accounting firm, for the audit of the Company’s annual financial statements and financial statements included in the Company’s Quarterly Reports on Form 10-Q for the years ended December 31, 2004 and 2003 were approximately $231,000 and approximately $298,000, respectively.

Audit Related Fees

The aggregate audit related fees billed for professional services rendered by Ernst & Young LLP for the year ended December 31, 2004 were approximately $314,000 for due diligence services related to the Wiron minority interest acquisition and the California fleet purchase, and for the audit of the Company’s 401K plan. For the year ended December 31, 2003, the aggregate audit related fees were $11,000 for the audit of the Company’s 401K plan.

Tax Fees

The aggregate fees billed for all tax services rendered by Ernst & Young LLP for the years ended December 31, 2004 and 2003 were approximately $17,000, and $92,000, respectively.  Tax services principally include tax compliance, tax advice and planning (including foreign tax services, as well as tax planning strategies for the preservation of net operating loss carryforwards).

All Other Fees

None.

Pre-Approval Policies and Procedures

The Audit Committee has adopted the following guidelines regarding the engagement of the Company’s independent auditor to perform services for the Company.  For audit services (including audits of the Company’s employee benefit plan), the independent auditor will provide the Audit Committee with an engagement letter each year prior to commencement of the audit services outlining the scope of the audit services proposed to be performed during the fiscal year.  If the terms of the engagement letter are agreed to by the Audit Committee, the engagement letter will be formally accepted.  Non-audit services will require pre-approval from the Audit Committee.

PART IV

Item 15.                               Exhibits and Financial Statement Schedules.

(a)                                  Financial Statements and Financial Statement Schedule (2).  See Index to Financial Statements and Supplemental Schedules at Item 8 of this Annual Report on Form 10-K.

(b)                                 Exhibits

Exhibit Number

2.1	—	Recapitalization Agreement, dated as of April 11, 1997. (Incorporated by reference to Exhibit 2 of the Company’s Form 8-K dated May 22, 1997.)

2.2	—	Stock Purchase Agreement, dated as of July 23, 1998. (Incorporated by reference to Exhibit 2 of the Company’s Form 8-K dated September 1, 1998.)

3.1	—	Certificate of Incorporation of Williams Scotsman, Inc., as amended. (Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K dated November 27, 1996).

3.2	—	By-laws of Williams Scotsman, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-l by the Company) (Commission File No. 33-68444).

4.1	—

Indenture dated as of May 15, 1997 among Williams Scotsman, Inc., Mobile Field Office Company, Willscot Equipment, LLC and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 filed on September 25, 1997 by the Company) (Commission File No. 333-30753).

4.1.1	—	First Supplemental Indenture, dated as of September 1, 1998 (incorporated by reference to Exhibit 4.1.1 of Williams Scotsman’s Registration Statement on Form S-4 (file no. 333-86482)).

4.1.2	—	Second Supplemental Indenture, dated as of February 4, 1999 (incorporated by reference to Exhibit 4.1.2 of Williams Scotsman’s Registration Statement on Form S-4 (file no. 333-86482)).

4.1.3	—	Third Supplemental Indenture, dated as of June 29, 2001 (incorporated by reference to Exhibit 4.1.3 of Williams Scotsman’s Registration Statement

on Form S-4 (file no. 333-86482)).

4.1.4	—	Fourth Supplemental Indenture, dated as of March 26, 2002 (incorporated by reference to Exhibit 4.1.4 of Williams Scotsman’s Registration Statement on Form S-4 (file no. 333-86482)).

4.2	—

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

4.3	—

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

4.4	—

Amended and Restated U.S. Security Agreement, dated as of March 26, 2002, and amended and restated as of August 18, 2003, among Scotsman Holdings, Inc., the Company, the Guarantors named therein, the Collateral Agent and acknowledged by the Trustee (incorporated by reference to Exhibit 4.5 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

4.5	—

Canadian Security Agreement among Williams Scotsman of Canada, Deutsche Bank Trust Company America, Truck & Trailer Sales, Inc., Evergreen Mobile Company and BT Commercial Corporation (incorporated by reference to Exhibit 4.6 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

4.6	—

Intercreditor Agreement among Deutsche Bank Trust Company Americas and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

10.1	—

Investor Stockholders Agreement, dated as of May 22, 1997, among Scotsman Partners, L.P., Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Odyssey Partners, L.P., Barry P. Gossett, BT Investment Partners, Inc.

and certain other stockholders. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4 (Commission File No.333-30753)).

10.2	—

Amendment No. 1 to Investor Stockholders Agreement, dated as of September 1, 1998, among Scotsman Partners, L.P. Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Odyssey Partners, L.P., Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders. (Incorporated by reference to Exhibit 10.3 of the Company’s 1998 Form 10-K.)

10.3	—

Management Stockholders’ and Optionholders’ Agreement, dated as of September 14, 1998, among Scotsman Partners, L.P., Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., and certain management stockholders of Holdings. (Incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the year ended December 31, 1998.)

10.4	—	Scotsman Holdings, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form S-1 of Scotsman Holdings, Inc. (Commission File No. 33-68444)).

10.5	—	Scotsman Holdings, Inc. 1994 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s annual report on Form 10-K for the year ended December 31, 1994).

10.6	—

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K for the year ended December 31, 1998.)

10.7	—

Credit Agreement, dated as of March 26, 2002, by and among Scotsman Holdings, Inc., Williams Scotsman, Inc., various financial institutions named therein, Bankers Trust Company, as administrative agent, Fleet Capital Corporation and Congress Financial Corporation as Co-Syndication Agents, Bank of America, N.A. and GMAC Business Credit, LLC as Co-Documentation Agents, and Deutsche Banc Alex. Brown Inc. as Sole Lead Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-86482)).

10.8	—

First Amendment dated as of February 27, 2003 to Credit Agreement dated as of March 26, 2002. (Incorporated by reference to Exhibit 10.12 of the Company’s annual report on Form 10-K for the year ended December 31, 2002.)

10.9	—

Severance Agreement and General Release for Gerard E. Keefe dated October 11, 2002 (Incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the year ended December 31, 2002.)

10.10	—

Severance Agreement and General Release for J. Collier Beall dated June 3, 2002(Incorporated by reference to Exhibit 10.14 of the Company’s annual report on Form 10-K for the year ended December 31, 2002.)

10.11	—

Second Amendment dated as of August 11, 2003, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K dated August 27, 2003)

10.12	—

Third Amendment dated as of December 22, 2003, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent . (incorporated by reference to Exhibit 10.12 of the Company’s annual report on Form 10-K for the year ended December 31, 2003)

10.13	—	Scotsman Holdings 2003 Employee Stock Option Plan (incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the year ended December 31, 2003)

10.14	—	Severance Agreement and General Release for Sonney Taragin dated January 21, 2005

10.15	—	Employment Agreement for Robert C. Singer dated March 25, 2005

10.16	—	Form document of Stock Option Plan Grant

10.17	—

Fourth Amendment dated as of September 24, 2004, among Scotsman Holdings In., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2004)

21.1	—

Subsidiaries of Registrant: Willscot Equipment, LLC, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc., Williams Scotsman Mexico S. de R.L. de C.V., and Williams Scotsman Europe, S.L.

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert C. Singer, Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS SCOTSMAN, INC.
	By:	/s/ Gerard E. Holthaus
Gerard E. Holthaus
Chief Executive Officer

Dated: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Gerard E. Holthaus	Chairman, President, Chief	March 30, 2005
Gerard E. Holthaus	Executive Officer, and Director
(principal executive officer)

/s/ Robert C. Singer	Executive Vice President, and	March 30, 2005
Robert C. Singer	Chief Financial Officer
(principal financial and
accounting officer)

/s/ James N. Alexander	Director	March 30, 2005
James N. Alexander

/s/ Michael F. Finley	Director	March 30, 2005
Michael F. Finley

/s/ Steven B. Gruber	Director	March 30, 2005
Steven B. Gruber

/s/ Brian Kwait	Director	March 30, 2005
Brian Kwait

/s/ James L. Singleton	Director	March 30, 2005
James L. Singleton

WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Allowance for Doubtful Accounts:
Balance at beginning of the period	$862	$1,071	$1,298
Provision charged to expense	1,946	2,286	3,692
Accounts receivable written-off, net of recoveries	(2,202)	(2,495)	(3,919)

Balance at end of the period	$606	$862	$1,071

Valuation Allowance For Deferred Tax Assets:
Balance at beginning of year	$4,802	$3,400	$3,400
Provision charged to expense	430	1,402	—
Balance at end of year	$5,232	$4,802	$3,400

EXHIBITS TO FORM 10-K
WILLIAMS SCOTSMAN, INC.
EXHIBIT INDEX

Exhibit No.		Description of Document

2.1	—	Recapitalization Agreement, dated as of April 11, 1997. (Incorporated by reference to Exhibit 2 of the Company’s Form 8-K dated May 22, 1997.)

2.2	—	Stock Purchase Agreement, dated as of July 23, 1998. (Incorporated by reference to Exhibit 2 of the Company’s Form 8-K dated September 1, 1998.)

3.1	—	Certificate of Incorporation of Williams Scotsman, Inc., as amended. (Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K dated November 27, 1996).

3.2	—	By-laws of Williams Scotsman, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-l by the Company) (Commission File No. 33-68444).

4.1	—

Indenture dated as of May 15, 1997 among Williams Scotsman, Inc., Mobile Field Office Company, Willscot Equipment, LLC and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 filed on September 25, 1997 by the Company) (Commission File No. 333-30753).

4.1.1	—	First Supplemental Indenture, dated as of September 1, 1998 (incorporated by reference to Exhibit 4.1.1 of Williams Scotsman’s Registration Statement on Form S-4 (file no. 333-86482)).

4.1.2	—	Second Supplemental Indenture, dated as of February 4, 1999 (incorporated by reference to Exhibit 4.1.2 of Williams Scotsman’s Registration Statement on Form S-4 (file no. 333-86482)).

4.1.3	—	Third Supplemental Indenture, dated as of June 29, 2001 (incorporated by reference to Exhibit 4.1.3 of Williams Scotsman’s Registration Statement on Form S-4 (file no. 333-86482)).

4.1.4	—	Fourth Supplemental Indenture, dated as of March 26, 2002 (incorporated by reference to Exhibit 4.1.4 of Williams Scotsman’s Registration Statement on Form S-4 (file no. 333-86482)).

4.2	—

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

4.3	—

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

4.4	—

Amended and Restated U.S. Security Agreement, dated as of March 26, 2002, and amended and restated as of August 18, 2003, among Scotsman Holdings, Inc., the Company, the Guarantors named therein, the Collateral Agent and acknowledged by the Trustee (incorporated by reference to Exhibit 4.5 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

4.5	—

Canadian Security Agreement among Williams Scotsman of Canada, Deutsche Bank Trust Company America, Truck & Trailer Sales, Inc., Evergreen Mobile Company and BT Commercial Corporation (incorporated by reference to Exhibit 4.6 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

4.6	—

Intercreditor Agreement among Deutsche Bank Trust Company Americas and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to the Form S-4 filed on October 3, 2003 by the Company (Commission file no. 333-109448)).

10.1	—

Investor Stockholders Agreement, dated as of May 22, 1997, among Scotsman Partners, L.P., Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Odyssey Partners, L.P., Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders. (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4 (Commission File No.333-30753)).

10.2	—

Amendment No. 1 to Investor Stockholders Agreement, dated as of September 1, 1998, among Scotsman Partners, L.P. Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., Odyssey Partners, L.P., Barry P. Gossett, BT Investment Partners, Inc. and certain other stockholders. (Incorporated by reference to Exhibit 10.3 of the Company’s 1998 Form 10-K.)

10.3	—

Management Stockholders’ and Optionholders’ Agreement, dated as of September 14, 1998, among Scotsman Partners, L.P., Cypress Merchant Banking Partners, L.P., Cypress Offshore Partners, L.P., and certain management stockholders of Holdings. (Incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K for the year ended December 31, 1998.)

10.4	—	Scotsman Holdings, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.8 of Registration Statement on Form S-1 of Scotsman Holdings, Inc. (Commission File No. 33-68444)).

10.5	—	Scotsman Holdings, Inc. 1994 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s annual report on Form 10-K for the year ended December 31, 1994).

10.6	—

Scotsman Holdings, Inc. Amended and Restated 1997 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K for the year ended December 31, 1998.)

10.7	—

Credit Agreement, dated as of March 26, 2002, by and among Scotsman Holdings, Inc., Williams Scotsman, Inc., various financial institutions named therein, Bankers Trust Company, as administrative agent, Fleet Capital Corporation and Congress Financial Corporation as Co-Syndication Agents, Bank of America, N.A. and GMAC Business Credit, LLC as Co-Documentation Agents, and Deutsche Banc Alex. Brown Inc. as Sole Lead Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (Commission File No. 333-86482)).

10.8	—

First Amendment dated as of February 27, 2003 to Credit Agreement dated as of March 26, 2002. (Incorporated by reference to Exhibit 10.12 of the Company’s annual report on Form 10-K for the year ended December 31, 2002.)

10.9	—

Severance Agreement and General Release for Gerard E. Keefe dated October 11, 2002 (Incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the year ended December 31, 2002.)

10.10	—

Severance Agreement and General Release for J. Collier Beall dated June 3, 2002(Incorporated by reference to Exhibit 10.14 of the Company’s annual report on Form 10-K for the year ended December 31, 2002.)

10.11	—

Second Amendment dated as of August 11, 2003, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K dated August 27, 2003)

10.12	—

Third Amendment dated as of December 22, 2003, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent . (Incorporated by reference to Exhibit 10.12 of the Company’s annual report on Form 10-K for the year ended December 31, 2003.)

10.13	—	Scotsman Holdings 2003 Employee Stock Option Plan (Incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K for the year ended December 31, 2003.)

10.14	—	Severance Agreement and General Release for Sonney Taragin dated January 21, 2005.

10.15	—	Employment Agreement for Robert C. Singer dated March 25, 2005

10.16	—	Plan document for Stock Option Plan Grant

10.17	—

Fourth Amendment dated as of September 24, 2004, among Scotsman Holdings, Inc., the Company, the lenders from time to time party to the credit agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. (incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2004)

21.1	—

Subsidiaries of Registrant: Willscot Equipment, LLC, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc., Williams Scotsman of Canada, Inc., Williams Scotsman Mexico S. de R.L. de C.V., and Williams Scotsman Europe, S.L.

31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Gerard E. Holthaus, Chief Executive Officer of the Company.

31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert C. Singer, Chief Financial Officer of the Company.