Form 10-Q
period 2005-06-30
WILLIAMS SCOTSMAN INC
filed 2005-08-15
CIK 869231

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Registrant is a 100%-owned subsidiary of Williams Scotsman International, Inc., a Delaware corporation.  As of August 15, 2005, Williams Scotsman International, Inc. owned 3,320,000 shares of common stock (“Common Stock”) of the Registrant.

WILLIAMS SCOTSMAN, INC.

INDEX

FORM 10-Q

SAFE HARBOR STATEMENT – CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q for the quarter ended June 30, 2005 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include, among others, the following:  substantial leverage and our ability to service debt; changing market trends in the mobile office industry; general economic and business conditions including a prolonged or substantial recession; our ability to finance fleet and branch expansion and to locate and finance acquisitions; our ability to implement our business and growth strategy and maintain and enhance our competitive strengths; our ability to obtain financing for general corporate purposes; intense industry competition; availability of key personnel; industry over-capacity; and changes in, or the failure to comply with, government regulations. No assurance can be given as to future results and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

WILLIAMS SCOTSMAN, INC.  AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Cash	$670	$935
Trade accounts receivable, net of allowance for doubtful accounts of $745 in 2005 and $606 in 2004	86,972	76,579
Prepaid expenses and other current assets	41,339	38,330
Rental equipment, net of accumulated depreciation of $266,686 in 2005 and $253,892 in 2004	910,638	880,723
Property and equipment, net of accumulated depreciation of $58,420 in 2005 and $53,935 in 2004	80,027	79,951
Deferred financing costs, net	17,192	16,667
Goodwill	170,705	170,423
Other intangible assets	3,105	2,894
Other assets	19,223	18,105
	$1,329,871	$1,284,607

Liabilities and stockholders’ equity

Accounts payable	$45,437	$42,225
Accrued expenses	29,031	27,621
Accrued interest	10,398	12,341
Rents billed in advance	22,536	21,375
Revolving credit facility	206,523	102,130
Long-term debt, net	852,184	907,356
Deferred income taxes	153,155	155,951
Total liabilities	1,319,264	1,268,999
Stockholders’ equity:
Common stock, $.01 par value. Authorized 10,000,000 shares; issued and outstanding 3,320,000 shares	33	33
Additional paid-in capital	134,571	133,104
Cumulative foreign currency translation adjustment	11,158	14,079
Accumulated deficit	(135,155)	(131,608)

Total stockholders’ equity	10,607	15,608

	$1,329,871	$1,284,607

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and six months ended June 30, 2005 and 2004

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands except share and per share amounts)
Revenues
Leasing	$60,297	$54,838	$119,080	$107,665
Sales:
New units	24,046	24,715	46,537	43,806
Rental equipment	8,532	5,798	15,565	11,010
Delivery and installation	31,764	28,832	59,599	49,246
Other	10,376	10,051	20,335	19,418
Total revenues	135,015	124,234	261,116	231,145

Costs of sales and services
Leasing:
Depreciation and amortization	12,834	11,988	25,367	23,768
Other direct leasing costs	14,486	12,927	26,968	24,015
Sales:
New units	19,626	21,360	38,544	36,876
Rental equipment	6,492	4,701	12,171	8,798
Delivery and installation	27,043	24,502	51,546	42,886
Other	2,356	2,607	4,563	4,837
Total costs of sales and services	82,837	78,085	159,159	141,180

Gross profit	52,178	46,149	101,957	89,965

Selling, general and administrative expenses	22,744	20,118	45,691	40,877
Other depreciation and amortization	4,032	3,680	7,942	7,094
Interest, including amortization of deferred financing costs	25,032	22,818	49,259	45,445
Loss on early extinguishment of debt	5,182	0	5,182	0
Total operating expenses	56,990	46,616	108,074	93,416

Loss before income taxes	(4,812)	(467)	(6,117)	(3,451)
Income tax benefit	(2,143)	(178)	(2,640)	(1,312)
Net loss	$(2,669)	$(289)	$(3,477)	$(2,139)

Loss per common share	$(0.80)	$(0.09)	$(1.05)	$(0.64)
Dividends per common share	$—	$0.01	$0.02	$0.02

Weighted average shares outstanding	3,320,000	3,320,000	3,320,000	3,320,000

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

Six months ended June 30

	2005	2004
Cash flows from operating activities
Net loss	$(3,477)	$(2,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,612	34,289
Loss on early extinguishment of debt	5,182	—
Bond discount amortization	179	178
Provision for bad debts	1,428	1,251
Deferred income tax benefit	(2,796)	(1,594)
Non-cash stock option compensation expense	538	454
Gain on sale of rental equipment	(3,393)	(2,212)
Gain on sale of fixed assets	—	(5)
Increase in trade accounts receivable	(11,733)	(14,471)
Increase in accounts payable and accrued expenses	2,836	14,401
Other	(5,805)	(2,209)
Net cash provided by operating activities	19,571	27,943

Cash flows from investing activities
Rental equipment additions	(65,364)	(30,237)
Proceeds from sales of rental equipment	15,564	11,010
Purchases of property and equipment, net	(5,282)	(3,425)
Acquisition of businesses, net of cash acquired	(4,616)	—
Fleet acquisitions	—	(43,470)
Net cash used in investing activities	(59,698)	(66,122)

Cash flows from financing activities
Proceeds from debt	641,320	266,941
Repayment of debt	(592,276)	(228,464)
Increase in deferred financing costs	(9,015)	(57)
Payment of dividends	(70)	(70)
Net cash provided by financing activities	39,959	38,350

Net effect of change in exchange rates	(97)	(178)

Net decrease in cash	(265)	(7)

Cash at beginning of period	935	387
Cash at end of period	$670	$380
Supplemental cash flow information:
Cash paid for income taxes	$367	$474
Cash paid for interest	$47,747	$42,098

See accompanying notes to consolidated financial statements.

WILLIAMS SCOTSMAN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(Dollars in thousands, except share and per share amounts)

(1)                                 ORGANIZATION AND BASIS OF PRESENTATION

Williams Scotsman, Inc. (the “Company”) is a 100% owned subsidiary of Williams Scotsman International, Inc. (f/k/a Scotsman Holdings, Inc), a corporation which was organized in November 1993 for the purpose of acquiring the Company (“Holdings”).  The Company’s operations include its 100% owned subsidiaries, Willscot Equipment, LLC (Willscot), Williams Scotsman of Canada, Inc., Williams Scotsman Mexico S. De R.L. de C.V. and Williams Scotsman of Europe, S.L.  Willscot, a special purpose subsidiary, which was formed in May 1997; its operations are limited to the leasing of its mobile office units to the Company under a master lease.  Additionally, Willscot has entered into a management agreement with the Company whereby it pays a fee to the Company in an amount equal to the rental and other income (net of depreciation expense) it earns from the Company.  Therefore, Willscot earns no net income.

The operations of the Company consist primarily of the leasing and sale of mobile offices, modular buildings and storage products (equipment) and their delivery and installation throughout the United States, Canada, and certain parts of Mexico.

(2)                                 FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2005, the consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004.  The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

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

(5)                                 REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

Debt consists of the following:

	June 30, 2005	December 31, 2004

Borrowings under revolving credit facility	$206,523	$102,130
Term loan	150,000	206,307
Capital lease obligations	2,838	1,882
9.875% senior notes, net of unamortized discount of $654 in 2005 and $833 in 2004	549,346	549,167
10.0% senior secured notes	150,000	150,000
	$1,058,707	$1,009,486

On June 28, 2005, the Company entered into an amended and restated credit agreement.  The amended and restated credit agreement provides for a $500.0 million revolving credit facility and a $150.0 million term loan, both maturing on June 28, 2010.  Interest on borrowings under the revolver and term loan is payable at a rate of either prime plus 1% or the Eurodollar rate plus 2.5%.  The interest rate margin is subject to pricing adjustments after October 1, 2005 based on excess availability and a ratio defined in the credit agreement.  In accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, $3.0 million (net of tax of approximately $2.2 million) in deferred financing costs related to prior credit facility was amortized immediately for the three months ended June 30, 2005 and included in loss on early extinguishment of debt.

Borrowings under the amended and restated credit facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in the Company’s rental equipment, accounts receivable, property and equipment, and other assets. The amended and restated credit agreement contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that the Company can pay to Holdings. In addition, if the Company does not meet certain excess availability requirements, it will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  As of June 30, 2005, the Company met the excess availability requirements and did not have to comply with the financial covenants.

(6)                                 OFFERING TRANSACTIONS

On April 29, 2005, Holdings filed a Registration Statement on Form S-1 (the “Form S-1”) with the Securities and Exchange Commission for an initial public offering of $250 million of its common stock.  In addition, the Company expects to issue new senior unsecured notes (“New Notes”).  Holdings and the Company intend to use the net proceeds of the initial public offering, together with the proceeds from the offering of the New Notes to repurchase or redeem the 9.875% senior notes due 2007 (the “9.875% Notes”), repurchase the 10% senior secured notes due 2008 (the “10% Notes” together with the 9.875 Notes, the “Notes”), and pay premium costs, accrued interest and transaction fees and expenses.

On June 23, 2005, the Company commenced a tender offer and consent solicitation for any and all of the outstanding Notes.  The Company amended the tender offer on July 5, 2005.  The total consideration, which includes a consent payment in connection with the offers of $20.00 per $1,000 principal amount, is $1,005.00 per $1,000 principal amount for the 9.875% Notes and $1,101.68 per $1,000 principal amount for the 10% Notes unless otherwise amended.  In conjunction with the tender offer, the Company is soliciting the consent of holders of the Notes to eliminate substantially all of the restrictive covenants and certain events of default under the indentures governing the Notes.  On July 21, 2005, the Company executed and delivered the supplemental indentures setting forth the amendments to the indentures governing the 9.875% and 10.0% Notes which eliminate substantially all of the restrictive covenants in such indentures.  The supplemental indentures became effective upon execution and delivery by the parties thereto.  However, the amendments to the indentures governing the 9.875% and 10.0% Notes will only become operative when validly tendered 9.875% and 10.0% Notes representing a majority of the applicable outstanding Notes are accepted for purchase.  The tender offer will expire on August 24, 2005 unless extended and is subject to certain conditions.  In the event that 100% of the Notes are tendered, the Company would pay total consideration, including the consent payment, in excess of the carrying value of the Notes of approximately $18.0 million plus accrued and unpaid interest unless otherwise amended.

The timing and completion of the initial public offering, offering of the New Notes and the tender offer of the 9.875% Notes and 10% Notes are subject to market conditions and other contingencies.

(7)                                 COMPREHENSIVE LOSS

Total comprehensive loss was $(4,538) and $(2,159) for the three months ended June 30, 2005 and 2004, respectively, and ($6,398) and $(4,705) for the six months ended June 30, 2005 and 2004, respectively, which includes net loss and the change in the foreign currency translation adjustment.  A summary of the components of comprehensive loss for the three and six month periods ended June 30, 2005 and 2004 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(2,669)	$(289)	$(3,477)	$(2,139)
Change in currency translation	(1,869)	(1,870)	(2,921)	(2,566)
Comprehensive loss	$(4,538)	$(2,159)	$(6,398)	$(4,705)

(8)                                 EARNINGS AND DIVIDENDS PER SHARE

Earnings per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods.  Dividends per common share is computed by dividing dividends paid by the weighted average number of common shares outstanding during the periods.

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

In May 2002, the Company brought an action against a customer to recover approximately $0.2 million owed to the Company on a construction project.  In December 2002, this customer counterclaimed against the Company and filed claims against various subcontractors and suppliers to the project alleging breach of various warranties and negligence among other things. The customer has asserted that it is seeking to recover its direct losses related to this $2.6 million project as well as other damages.  The case is currently in discovery.  The Company believes that it is reasonably possible that the customer will be awarded some damages from the dispute; however, the amount of such damages cannot be determined at this time.  To the extent that the Company is ultimately liable to the customer, the Company believes it has adequate insurance coverage to apply to its portion of the claim. The Company, with its insurance carriers, continues to vigorously defend itself in this matter.

In January 2003, the Company was awarded a contract to construct and renovate classrooms in an elementary school located in New Jersey. The Company contracted with various subcontractors for certain components of the project. During the course of the construction, the modular units were impacted by weather conditions, including torrential rains, from which the units were not properly protected by the subcontractors performing the work. As a result, damage to the units resulted. In order to ensure that these damages would be repaired and completed in advance of the school term, the Company promptly repaired the damage. As of June 30, 2005, the Company expects to be reimbursed for damages totaling approximately $1.6 million. These costs are included in prepaid expenses and other current assets in the Company’s consolidated balance sheet. The Company and its legal counsel have determined that the subcontractors are responsible for the damages, and are currently seeking full recovery for costs incurred from the parties involved. In addition, the Company has builders risk insurance to cover some portion of the claim. The Company is pursuing these claims vigorously and believes that recovery of these amounts is probable and will be received in the next 12 months.

(10)                          SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 9.875% Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company’s 100% owned subsidiaries, Space Master International, Inc., Evergreen Mobile Company, Truck & Trailer Sales, Inc. and Williams Scotsman of Canada, Inc.  Willscot has fully and unconditionally guaranteed the 9.875% Notes on a subordinated basis.  The 10% Notes are fully and unconditionally guaranteed on a senior secured second lien basis by the Company’s 100% owned subsidiaries.  Willscot has fully and unconditionally guaranteed the 10% Notes on a subordinated secured second lien basis.  These 100% owned subsidiaries (the “Guarantor Subsidiaries”), act as joint and several guarantors of both the 9.875% Notes and 10% Notes.

The following presents condensed consolidating financial information for Williams Scotsman, Inc. and its 100% owned Guarantor Subsidiaries.  Space Master International, Inc., Evergreen Mobile Company, and Truck & Trailer Sales, Inc. do not have any assets or operations. See Note 1, Organization and Basis of Presentation, for a description of the operations of Willscot.

	As of June 30, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:
Rental equipment, at cost	$369,569	$807,755	$—	$1,177,324
Less accumulated depreciation	(81,398)	(185,288)	—	(266,686)
Net rental equipment	288,171	622,467	—	910,638

Property and equipment, net	77,503	2,524	—	80,027
Investment in subsidiaries	544,043	—	(544,043)	—
Other assets	368,311	20,625	(49,730)	339,206
Total assets	$1,278,028	$645,616	$(593,773)	$1,329,871

Liabilities:
Accounts payable and accrued expenses	$78,162	$6,130	$—	$84,292
Debt	1,058,707	—	—	1,058,707
Other liabilities	164,874	61,121	(49,730)	176,265
Total liabilities	1,301,743	67,251	(49,730)	1,319,264

Equity :	(23,715)	578,365	(544,043)	10,607
Total liabilities and stockholder’s equity	$1,278,028	$645,616	$(593,773)	$1,329,871

	As of December 31, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheet
Assets:

Rental equipment, at cost	$359,175	$775,440	$—	$1,134,615
Less accumulated depreciation	(78,076)	(175,816)	—	(253,892)
Net rental equipment	281,099	599,624	—	880,723

Property and equipment, net	77,619	2,332	—	79,951
Investment in subsidiaries	522,483	—	(522,483)	—
Other assets	352,366	15,368	(43,801)	323,933
Total assets	$1,233,567	$617,324	$(566,284)	$1,284,607

Liabilities:
Accounts payable and accrued expenses	$76,433	$5,754	$—	$82,187
Debt	1,009,486	—	—	1,009,486
Other liabilities	164,827	56,300	(43,801)	177,326
Total liabilities	1,250,746	62,054	(43,801)	1,268,999

Equity:	(17,179)	555,270	(522,483)	15,608
Total liabilities and stockholder’s equity	$1,233,567	$617,324	$(566,284)	$1,284,607

	For the Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$241,627	$55,288	$(35,799)	$261,116

Gross profit	93,474	31,777	(23,294)	101,957

Other expenses	102,069	26,659	(23,294)	105,434

Net (loss) income	$(8,595)	$5,118	$—	$(3,477)

	For the Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Results of Operations
Total revenues	$218,462	$47,490	$(34,807)	$231,145

Gross profit	84,574	28,171	(22,780)	89,965

Other expenses	89,355	25,529	(22,780)	92,104

Net (loss) income	$(4,781)	$2,642	$—	$(2,139)

	For the Six Months Ended June 30, 2005
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by operating activities	$5,306	$14,265	$—	$19,571

Cash used in investing activities	(39,393)	(20,305)	—	(59,698)

Cash provided by financing activities	39,959	—	—	39,959
Effect of change in translation rates	(6,037)	5,940		(97)
Net change in cash	(165)	(100)	—	(265)
Cash at beginning of period	828	107	—	935

Cash at end of period	$663	$7	$—	$670

	For the Six Months Ended June 30, 2004
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows
Cash provided by operating activities	$8,935	$19,008	$—	$27,943

Cash used in investing activities	(46,995)	(19,127)	—	(66,122)

Cash provided by financing activities	38,350	—	—	38,350
Effect of change in translation rates	(302)	124		(178)
Net change in cash	(12)	5	—	(7)
Cash at beginning of period	386	1	—	387

Cash at end of period	$374	$6	$—	$380

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

Depreciation of rental equipment. We depreciate rental equipment over its estimated useful life, after giving effect to an estimated salvage value. The useful life of our rental equipment is determined based on our estimate of the period over which the asset will generate revenue (generally 20 years), and the residual value (typically  50% of original cost) is determined based on our estimate of the expected value we could realize from the asset after this period. The lives and residual values are subject to periodic evaluation and may be affected by, among other factors, changes in building codes, legislation, regulations, local permitting and internal factors which may include, but are not limited to, changes in equipment specifications or maintenance policies. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For example, a change in our estimated useful life to 15 years from 20 years would decrease net income by approximately $12.3 million for the year ended December 31, 2004, while a change in the residual value to 40.0% from 50.0% would reduce net income by approximately $3.3 million for the year ended December 31, 2004.

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

Contingencies.  We maintain insurance coverage for our operations and employees with appropriate aggregate, per occurrence and deductible limits as we reasonably determine is necessary or prudent based on current operations and historical experience. The majority of these coverages have large deductible programs which allow for potential improved cash flow benefits based on our loss control efforts. Our current per incident deductibles are $125,000 for employee group health insurance and $500,000 each for worker’s compensation, auto, and general liability. We expense the deductible portion of the individual claims. However, we generally do not know the full amount of our exposure to a deductible in connection with any particular claim during the fiscal period in which the claim is incurred and for which we must make an accrual for the deductible expense. We make these accruals based on a combination of the claims review by our staff and our insurance companies, and, periodically, the accrual is reviewed and adjusted based on our loss experience. Our loss experience is based largely on our estimates of known and anticipated claims based on historical claims experience from our operations. These estimates incorporate the information we obtain from insurers and data analysis of trends in our pending and settled claims. A high degree of judgment is required in developing these estimates of amounts to be accrued, as well as in connection with the underlying assumptions. In addition, our assumptions will change as our loss experience is developed. All of these factors have the potential for significantly impacting the amounts we have previously reserved in respect of anticipated deductible expenses, and we may be required in the future to increase or decrease amounts previously accrued. As of June 30, 2005, we had approximately $8.1 million of liabilities recorded related to insurance. Amounts accrued have not varied significantly from period to period or from actual experience.

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

Goodwill Impairment.  At June 30, 2005, we had approximately $170.7 million of goodwill, which principally relates to businesses we acquired prior to 1999. Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. We do not amortize goodwill, but rather review our carrying value for impairment annually on October 1, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. Our geographically-based operating segments are the reporting units for purposes of our impairment test. We compare the fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value of each reporting unit by utilizing published market EBITDA multiples of similar publicly traded companies. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. We then compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference.

Because we are highly leveraged, the carrying value of our reporting units is low relative to the fair value of those reporting units which we estimate based on multiples of EBITDA. For example, in 2004 we generated $498 million of revenues and our consolidated book value at December 31, 2004 was only $15.6 million. Accordingly, our recent annual impairment tests have indicated that the fair values of our reporting units are well in excess of their carrying values, and the results of these tests are not particularly sensitive to the subjective assumptions that we have made to estimate the fair value of our reporting units. Further, we expect upon completion of the initial public offering of Holding’s common stock that our net book value will increase, which could impact future impairment assessments. If our EBITDA was to decline substantially in the future, we may determine that our goodwill is impaired and make appropriate adjustments in accordance with our stated accounting policy for goodwill.

Historically, we have acquired businesses without significant identifiable intangible assets, and accordingly, the most significant intangible asset recorded in our business combinations has been goodwill. As of June 30, 2005, the carrying value of our other intangible assets was $3.1 million, or less than .2% of total assets.

Income Taxes.  We are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. As of December 31, 2004, our deferred tax assets were $115.6 million, net of a valuation allowance of $5.2 million, and our deferred tax liabilities were $271.5 million. Our deferred tax assets consist primarily of future tax benefits associated with our NOL carryovers. We have recorded a valuation allowance of $5.2 million based on the pending expiration in the next few years of NOL carryovers that we estimate we will not be able to fully use. These NOL carryovers for income tax purposes have been largely created by originating deductible temporary differences in depreciation expense of our lease fleet. We expect that our taxable income in future periods will increase as these differences reverse, allowing us to utilize substantially all of our NOL carryovers. If our operating results were to deteriorate and our future taxable income was insufficient to utilize these NOL carryovers before they expire, we would be required to increase the valuation allowance that we have recorded for our deferred tax assets.

Overview

Revenues for the six months ended June 30, 2005 were $261.1 million, which represents a 13% increase from $231.1 million in the comparable period of 2004 primarily driven by increased leasing revenues as well as increased delivery and installation revenues. Gross profit was $102.0 million for the six months ended June 30, which represented a 13.3% or 12.0 million increase over the same period of 2004 primarily driven by leasing activities. Operating expenses increased $14.7 million, a 15.7% increase over the first half of 2004.  Net loss for the first half 2005 was $3.5 million as compared to net loss of $2.1 million for the first half of 2004.

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

Results of Operations

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004.

Revenues in the quarter ended June 30, 2005 were $135.0 million; a $10.8 million or 8.7% increase from revenues of $124.2 million in the same period of 2004.  The increase resulted from a $5.5 million or 10.0% increase in leasing revenues, a  $2.9 million or 10.2% increase in delivery and installation revenues, a $2.7 million or 47.2% increase in sales of rental equipment and a  $0.3 million or 3.2% increase in other revenues, offset by a $0.7 million or 2.7% decrease in sales of new units from the same period in 2004.  The 10.0% increase in leasing revenues for the quarter ended June 30, 2005, as compared to the same period of 2004, resulted from an average increase of approximately 2,500 units on rent and an increase in the average rental rate for the quarter ended June 30, 2005 from $247 to $259. The increase in units on rent was positively impacted by the aftermath of 2004 hurricane related activity in the southeast region of the country while the increase in the average rental rate was primarily a result of rental rate increases implemented during 2004 and the first half of 2005 as well as positive changes in the mix of units on rent for the comparable periods. Average fleet utilization of approximately 81% for the quarter ended June 30, 2005 was up approximately 0.9% from the same period of the prior year. The increase in delivery and installation revenues is largely due to increased units on rent for the quarter ended June 30, 2005 as compared to the same period of 2004 which was partially offset by decreased modular sales activity resulting from completed projects in the northeast and mid-Atlantic regions of the country. The increase in sales of rental units of 47.2% was primarily due to the sale of rental units in the mid-Atlantic and the Pacific northwest regions of the country.  The decrease in sales of new units is primarily attributable to timing of sales, in particular, a large sale of classroom units to a customer during the second quarter of 2004 in the southeast region of the country.

Gross profit for the quarter ended June 30, 2005 was  $52.2 million, a $6.0 million or 13.1% increase from the second quarter of 2004.

This increase was primarily driven by the increased leasing and sales of rental units described above. While leasing gross profit margin increased $3.1 million from the same period in 2004, leasing gross profit margin percentage remained relatively flat as a result of the increased leasing revenues described above primarily offset by an 12.1% increase in direct leasing costs related to refurbishment and maintenance costs incurred to place units on rent. Gross profit margin percentage related to new unit sales increased 4.8% primarily due to lower margins on certain modular construction activities in the northeast region of the country during the quarter ended June 30, 2004.  Gross profit margin percentage from sales of rental units increased by 5.0% primarily as a result of the increased revenues discussed above and the change in mix of rental units sold as compared to the same period of 2004.  Gross profit margin from other revenues increased $0.6 million and gross profit margin percentage from other revenues increased 3.2% from the prior period, primarily as a result of a positive change in mix of other ancillary leasing and sales activities.  Delivery and installation gross margin increased $0.4 million for the three months ended June 30, 2005 while the gross profit margin percentage remained relatively flat.

Selling, general and administrative expenses for the three month period ended June 30, 2005 increased by approximately $2.6 million or 13.1% to $22.7 million from $20.1 million in the same period of 2004.  This increase is primarily associated with increased employee, facility and marketing related costs primarily to support growth of our revenues discussed above.

Interest expense increased by 9.7% to $25.0 million in the second quarter of 2005 from $22.8 million in the same period in 2004.  This increase is primarily a result of our average credit facility debt increasing $30.4 million or 10.1% while our effective interest rate on our total debt increased approximately 70 basis points over the same period of 2004.  During the second quarter of 2005, we recorded a loss on the early extinguishment of debt of $5.2 million resulting from the write-off of deferred financing costs related to our prior credit facility as a result of entering into an amended and restated credit facility in June of 2005.

For the quarter ended June 30, 2005 and 2004, income tax benefit was $2.1 million and $0.2 million respectively.  Our estimated effective tax rate for the quarters ended June 30, 2005 and 2004 was 44.4% and 38.0%, respectively. The increase in the estimated effective tax rate is primarily attributable to changes in the relative contribution of income in various tax jurisdictions and may vary in future quarters if income results vary from forecasts.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004.

Revenues in the six months ended June 30, 2005 were $261.1 million, a $30.0 million or 13.0% increase from revenues of $231.1 million in the same period of 2004.  The increase resulted from a  $11.4 million or 10.6% increase in leasing revenues, $10.4 million or 21.0% increase in delivery and installation revenues, a $4.6 million or 41.4% increase in sales of rental equipment, a $2.7 million or 6.2% increase in sales of new units and a $0.9 million or 4.7% increase in other revenues, from the same period in 2004.  The 10.6% increase in leasing revenues for the six months ended June 30, 2005, as compared to the same period of 2004, resulted from an average increase of approximately 4,200 units on rent and a $9 increase in the average rental rate for the six months ended June 30, 2005 from $249 to $258.  The increase in units on rent was positively impacted by the aftermath of 2004 hurricane related activity in the southeast region of the country and the purchase of the California classroom units in March, 2004, while the  $9 increase in the average rental rate was primarily a result of rental rate increases implemented during 2004 and the first half of 2005 as well as positive changes in the mix of units on rent for the comparable periods. Average fleet utilization of approximately 81% for the six months ended June 30, 2005 was up approximately 1.3% from the same period of the prior year. The increase in delivery and installation revenues is largely due to increased units on rent for the six months ended June 30, 2005 as compared to the same period of 2004, as well as an increase in sales activity during the period primarily in the southwest region of the country.  The increase in sales of rental units of 41.4% was primarily due to the sale of rental units in the mid-Atlantic and the Pacific northwest regions of the country.  The increase in sales of new units for the six months ended June 30, 2005 is primarily attributable to sales of new units in the northeast and southwest regions of the country offset by a large sale of classroom units to a customer during the first half of 2004 in the southeast region of the country.

Gross profit for the six months ended June 30, 2005 was  $102.0 million, a $12.0 million or 13.3% increase from the six months ended June 30, 2004.  Leasing gross profit margin increased $6.9 million from the same period in 2004 while leasing gross profit margin percentage increased by approximately 0.5%.  These increases were a result of the increased leasing revenues described above primarily offset by an 12.3% increase in direct leasing costs related to refurbishment and maintenance costs incurred to place units on rent. Delivery and installation gross margin increased $1.7 million for the six months ended June 30, 2005 primarily as a result of increased delivery and installation revenue discussed above. The gross profit margin percentage increased approximately 0.6%, which is primarily attributable to the increased margins on related sales of new and rental units during the six month period ended June 30, 2005, as well as higher margins on certain modular construction projects in 2005 as compared to 2004.  Gross profit margin and gross profit margin percentage from sales of rental units increased by $1.2 million and 1.7%, respectively, primarily as a result of the increased revenues discussed above and the change in mix of rental units sold as compared to the same period of 2004.  Gross profit margin from other revenues increased $1.2 million while gross profit margin percentage from other revenues increased 2.5% from the prior period, primarily as a result of a positive change in mix of other ancillary leasing and sales activities.  Gross profit margin and gross profit margin percentage related to new unit sales increased  $1.1 million and 1.4%, respectively, primarily due to higher margins on certain modular construction projects during the six months ended June 30, 2005 as compared to the same period in the prior year.

Selling, general and administrative expenses for the six month period ended June 30, 2005 increased by approximately $4.8 million or 11.8% to $45.7 million from $40.9 million in the same period 2004.  This increase is primarily associated with increased employee and facility related costs, professional fees and marketing related costs primarily to support growth of our revenues discussed above.

Interest expense increased by 8.4% to $49.3 million in the first half of 2005 from $45.4 million in the same period in 2004. This increase is primarily related to our average credit facility debt increasing $40.9 million or 14.4% while our effective interest rate on our total debt increased approximately 40 basis points over the same period of 2004.  During the six months ended June 30, 2005, we recorded a loss on the early extinguishment of debt of $5.2 million resulting from the write-off of deferred financing costs related to our prior credit facility as a result of entering into an amended and restated credit facility in June of 2005.

For the six months ended June 30, 2005 and 2004, income tax benefit was $2.6 million and $1.3 million respectively.  Our estimated effective tax rate for the quarters ended June 30, 2005 and 2004 was 43.0% and 38.0%, respectively.  The increase in the estimated effective tax rate is primarily attributable to changes in the relative contribution of income in various tax jurisdictions and may vary in future quarters if income results vary from forecasts.

Contractual Obligations and Commercial Commitments

As more fully discussed in Liquidity and Capital Resources below, we entered into an amended and restated credit facility on June 28, 2005.  Our amended and restated credit facility will mature in June 2010.  Prior to the amendment and restatement, the credit facility expired in December 2006.

Liquidity and Capital Resources

The $8.4 million decrease in cash flow from operating activities for the six months ended June 30, 2005 was primarily the result of increased interest paid as a result of additional borrowings and decreases in accounts payable balances primarily related to timing of payments. Sales of new units and rental equipment, as well as increased leasing gross profit, positively impacted cash flow from operating activities during the six months ended June 30, 2005.  See Results of Operations above for further discussion of sales and leasing gross profit.

Cash used in investing activities was $59.7 million and $66.1 million for the six months ended June 30, 2005 and 2004, respectively.  In February 2005, we acquired Mobile Space, Inc., a Chicago-based company, for $4.8 million while in March 2004, we acquired nearly 3,800 modular classrooms located in the state of California for approximately $43.5 million.  In addition to acquisitions, our primary capital expenditures are for the discretionary purchase of new units for our lease fleet and betterments to the fleet.  Capital expenditures related to our lease fleet increased $30.6 million from the prior period. We seek to maintain our lease fleet in good condition at all times and generally increase the size of our lease fleet only in those local or regional markets experiencing economic growth and established unit demand.

Net cash provided by financing activities of $40.0 million for the six month period ended June 30, 2005 consisted of additional net borrowings under our revolving credit facility, which were used to fund the Mobile Space Inc. acquisition and supplement cash flow from operating activities and fund capital expenditures.  In addition, we incurred approximately $9.0 million in financing costs related to the amended and restated credit agreement.  Net cash provided by financing activities of $38.4 million for the six month period ended June 30, 2004 consisted of additional borrowings under our revolving credit facility, which were used to supplement cash flow from operating activities and fund capital expenditures for the six month period, as well as the $43.5 million acquisition of California classroom units in March of 2004.

On June 28, 2005, we entered into an amended and restated credit agreement.  The amended and restated credit agreement provides for a $500.0 million revolving credit facility and a $150.0 million term loan, both maturing on June 28, 2010.  Interest on borrowings under the revolver and term loan is payable at a rate of either prime plus 1% or the Eurodollar rate plus 2.5%.  The interest rate margin is subject to pricing adjustments after October 1, 2005 based on excess availability and a ratio defined in the credit agreement.  In accordance with SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, $3.0 million (net of tax of approximately $2.2 million) in deferred financing costs related to the prior credit facility was amortized immediately for the three months ended June 30, 2005 and included in loss on early extinguishment of debt.

Borrowings under the amended and restated credit facility, which are based upon a borrowing base calculation, are secured by a first priority lien on and security interest in our rental equipment, accounts receivable, property and equipment and other assets. The amended and restated credit agreement contains affirmative and negative covenants customary for such financings including restrictions on the amount of dividends that we can pay to Holdings. In addition, if we do not meet certain excess availability requirements, we will be required to comply with a senior secured leverage ratio, a consolidated interest coverage ratio and a minimum utilization test.  As of June 30, 2005, we met the excess availability requirements and did not have to comply with the financial covenants. Our total credit facility (including the term loan and revolver commitment) was $650 million at June 30, 2005.  Borrowing base availability calculated in accordance with the credit agreement under this facility was $146.5 million at June 30, 2005.

As of June 30, 2005, our leverage ratio was 6.35:1, recalculated by dividing total debt by the trailing twelve months Consolidated EBITDA.  Although not required by our credit agreement, if cash flow from operating activities for the twelve months ended June 30, 2005, the most directly comparable GAAP measure to Consolidated EBITDA, were used in these calculations instead of Consolidated EBITDA, our leverage ratio would have been 21.80:1.  Consolidated EBITDA as defined in our credit agreement represents the trailing 12 months net income plus interest, taxes, depreciation and amortization expenses, and excludes gains and losses on sales of fixed assets and any other non-cash items.  Consolidated EBITDA should not be considered in isolation or as a substitute to cash flow from operating activities, net income or other measures of performance prepared in accordance with generally accepted accounting principles or as a measure of a company’s profitability or liquidity.

The table below reconciles Consolidated EBITDA, calculated pursuant to the credit agreement, for the twelve months ended June 30, 2005 to cash flow from operating activities, the most directly comparable GAAP measure (in thousands).

Consolidated EBITDA - trailing 12 months	$166,645
Increase in net accounts receivable	(17,212)
Increase in accounts payable and accrued expenses	8,553
Interest paid	(90,525)
Increase in other assets	(9,663)
Increase in other liabilities	2,473
Gain on sale of equipment	(11,030)
Pro forma EBITDA impact of acquisitions	(645)
Cash flow from operating activities - trailing 12 months	$48,596

Other Data:	$
Cash flow used in investing activities	(96,513)
Cash flow provided by financing activities	47,802

On April 29, 2005, Holdings filed a Registration Statement on Form S-1 (the “Form S-1”) with the Securities and Exchange Commission for an initial public offering of $250 million of its common stock.  In addition, we expect to issue new senior unsecured notes (“New Notes”).  We and Holdings intend to use the net proceeds of the initial public offering, together with the proceeds from the offering of the New Notes to repurchase or redeem the 9.875% senior notes due 2007 (the “9.875% Notes”), repurchase the 10% senior secured notes due 2008 (the “10% Notes” together with the 9.875% Notes, the “Notes”), and pay premium costs, accrued interest and transaction fees and expenses.

On June 23, 2005, we commenced a tender offer and consent solicitation for any and all of the outstanding Notes.  We amended the tender offer on July 5, 2005.  The total consideration, which includes a consent payment in connection with the offers of $20.00 per $1,000 principal amount, is $1,005.00 per $1,000 principal amount for the 9.875% Notes and $1,101.68 per $1,000 principal amount for the 10% Notes unless otherwise amended.  In conjunction with the tender offer, the company is soliciting the consent of holders of Notes to eliminate substantially all of the restrictive covenants and certain events of default under the indentures governing the Notes.  On July 21, 2005, we executed and delivered the supplemental indentures setting forth the amendments to the indentures governing the 9.875% and 10.0% Notes which eliminate substantially all of the restrictive covenants in such indentures.  The supplemental indentures became effective upon execution and delivery by the parties thereto.  However, the amendments to the indentures governing the 9.875% and 10.0% Notes will only become operative when validly tendered 9.875% and 10.0% Notes representing a majority of the applicable outstanding Notes are accepted for purchase.  The tender offer will expire on August 24, 2005 unless extended and is subject to certain conditions.  In the event that 100% of the Notes are tendered, we would pay total consideration, including the consent payment, in excess of the carrying value of the Notes of approximately $18.0 million plus accrued and unpaid interest unless otherwise amended.

The timing and completion of the initial public offering, offering of the New Notes and the tender offer of the 9.875% Notes and 10% Notes are subject to market conditions and other contingencies.

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

Item 4.                                                         Controls and Procedures

(a)                      Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a – 15(e) and 15d – 15(e)) were effective.

(b)                     Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.                                                         Exhibits

(a)	Exhibits.

(10.1)

Amended and Restated Credit Agreement, dated as of June 28, 2005, among Williams Scotsman International, Inc., Williams Scotsman, Inc., the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent, Deutsche Bank Trust Company Americas, as Syndication Agent, Citicorp USA, Inc., Wells Fargo Bank, N.A. and Lehman Commercial Paper Inc., as Co-Documentation Agents, and Banc of America Securities LLC and Deutsche Bank Securities Inc., as Co-Lead Arrangers and Joint Book Runners.

(10.2)

Amended and Restated U.S. Subsidiaries Guaranty dated as of March 26, 2002 and restated as of June 28, 2005, made by Willscot Equipment LLC, Space Master International, Inc., Truck & Trailer Sales, Inc. and Evergreen Mobile Company (Incorporated by reference to Exhibit 10.23 of Williams Scotsman International, Inc.’s Registration Statement on Form S-1 (Commission File No.333-124459)).

(10.3)

Amended and Restated U.S. Pledge Agreement dated as of March 26, 2002, amended and restated as of August 18, 2003, and amended and restated as of June 28, 2005, made by Williams Scotsman International, Inc., Williams Scotsman, Inc., Willscot Equipment LLC, Space Master International, Inc., Truck & Trailer Sales, Inc. and Evergreen Mobile Company to Bank of America, N.A., as collateral agent and acknowledged and agreed to by U.S. Bank National Association, as trustee.

(10.4)

Amended and Restated U.S. Security Agreement dated as of March 26, 2002, amended and restated as of August 18, 2003, and amended and restated as of June 28, 2005, made by Williams Scotsman International, Inc., Williams Scotsman, Inc., Willscot Equipment LLC, Space Master International, Inc., Truck & Trailer Sales, Inc. and Evergreen Mobile Company in favor of Bank of America, N.A., as Collateral Agent and acknowledged and agreed to by U.S. Bank National Association, as trustee.

(10.5)

Amended and Restated Canadian Security Agreement dated as of March 26, 2002, amended and restated as of August 18, 2003 and amended and restated as of June 28, 2005, made by Williams Scotsman of Canada, Inc. to and in favor of Bank of America, N.A., as Collateral Agent for the benefit of the Secured Creditors named therein.

(10.6)

Amended and Restated Canadian Subsidiary Guarantee dated as of March 26, 2002, amended and restated as of June 28, 2005, made by Williams Scotsman of Canada, Inc., to and in favor of the Secured Creditors named therein and Bank of America, N.A., as Collateral Agent.

(10.7)

Bond Pledge Agreement dated as of June 28, 2005 by Williams Scotsman of Canada, Inc. in favour of the Collateral Agent and Secured Creditors (Incorporated by reference to Exhibit 10.28 of Williams Scotsman International, Inc.’s Registration Statement on Form S-1 (Commission File No. 333-124459)).

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

Dated: August 15, 2005